Form 10-Q
period 1999-09-30
JAWS TECHNOLOGIES INC /NY
filed 1999-12-15
CIK 1061261

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

                                QUARTERLY REPORT

                        PURSUANT TO SECTION 13 OR 15 (D)
                                     of the
                       SECURITIES AND EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1999


                             JAWS TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

                                     NEVADA
         (State or other jurisdiction of incorporation or organization)



7371 . . . . . . . . . .                            98-0167013
(Commission File Number)  (IRS Employer Identification Number)



                           1013 17TH AVENUE SW T2T 0A7
                             CALGARY, ALBERTA CANADA
                     (Address of principal executive offices)

                                 (403) 508-5055
              (Registrant's telephone number, including area code)



     Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.
          X       Yes            No
          -

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                    Outstanding  at  December  15,  1999
          -----                    ------------------------------------
     Common  Stock,  $  .001  par  value     21,326,945

                                Table of Contents

                                    Form 10-Q
                                Quarterly Report
                            JAWS Technologies,  Inc.


PART  1     Financial  Information

JAWS  Technologies  Inc.
Consolidated  Financial  Statements
Ending  September  30,  1999

     Balance  Sheet                      .1
Statement  of  Loss  and  Deficit  and  Comprehensive  Loss     2
Statement  of  Changes  in  Stockholders  Equity         3
Statements  of  Cash  Flows                 .4
Notes  to  Consolidated  Financials              .5-16

Pace  Systems  Group  Inc.
Financial  Statement
Ending  July  31,  1999                             17

               Auditors  Report                    18
               Balance  Sheets                     19
               Income  (Loss)  and  Deficit                .20
     Statement  of  Cash  Flows                21
               Notes  to  Financial  Statements              22-26

Pace  Systems  Group  Inc.
Financial  Statements
Ending  September  30,  1999                          .27

               Balance  Sheet                     28
               Statement  of  Income                  .29
               Statements  of  Cash  Flows                30
               Notes  to  Financial  Statements              .31-35

JAWS  Acquisition  Corporation
Financial  Statements
Ending  November  29,  1999                          36

               Balance  Sheet                     .37
               Notes                        .38



PART  11     Other  Information

Item 1 Management's Discussion and Analysis of Financial Condition and Results of Operations

     Corporate  and  Business  Review              .39
     JAWS  Canada                    .  39
               Results  of  Operations                 .  41
               Assets                         41
               Liabilities                        42
               Stockholders  Equity                    42
               Financial  condition,  liquidity  and  capital  revenue       42
     Financing                        .43
               Recent  Developments                  .  43
               Financing  After  September  30,  1999            43
               Acquisition  of  Pace                   .  44
               Pending  Offsite  Acquisition                45
               JAWS  Acquisition  Corporation              .  47
               Offsite's  Corporate  History                47
               Benefits  to  Offsite  Acquisition              47
               Selected  Pro  Forma  Cosolidated  Financial  Information      48
               Management  Change                  .  49
               Risk  Factors                      49

Item  2          Legal  Proceedings                        58

Item  3          Changes  in  Securities  and  Use  of Proceeds             . 58

Item  4          Defaults  Upon  Services  Securities                 59

Item 5          Submission of Matters to a Vote of Security Holders          .59

Item  6          Other  Information                        60

Item  7          Exhibits  and  Reports  on  Forms  8-K                 60

Item  8          Financial  Data  Schedule                    63
                                    FORM 10-Q

                             JAWS TECHNOLOGIES, INC.

        PART I - ITEM I. FINANCIAL STATEMENTS -  JAWS TECHNOLOGIES, INC.


                           CONSOLIDATED BALANCE SHEETS
                   (all amounts are expressed in U.S. dollars)
                      (see basis of presentation - note 1)


                           SEPTEMBER 30,     DECEMBER 31,     DECEMBER 31,

                                                              1999          1998        1997
  $. . . . . . . . . . . . . . . . . . . . . . . . . . .  $             $
  (unaudited)
--------------------------------------------------------
ASSETS
CURRENT
Cash . . . . . . . . . . . . . . . . . . . . . . . . . .      664,428        33,732        111
Term deposits  [note 4]. . . . . . . . . . . . . . . . .       27,000             -          -
Accounts receivable. . . . . . . . . . . . . . . . . . .      421,138         7,243          -
Due from related parties [note 7]. . . . . . . . . . . .            -        13,118          -
Prepaid expenses and deposits. . . . . . . . . . . . . .       86,828       140,456      7,500
                                                            1,199,394       194,549      7,611
Fixed assets, net of $82,292 (December 31, 1998 -
13,461; December 31, 1997 - $1,160) accumulated
depreciation [note 5]. . . . . . . . . . . . . . . . . .      498,004        78,830      2,320
                                                            1,697,398       273,379      9,931

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT
Accounts payable and accrued liabilities . . . . . . . .      897,947       428,600     32,976
Current portion of capital lease obligations payable
     [note 12] . . . . . . . . . . . . . . . . . . . . .       14,119             -          -
Due to related parties [note 7]. . . . . . . . . . . . .      196,258       197,115          -
Due to stockholders [note 7] . . . . . . . . . . . . . .        2,044        74,717     78,159
                                                            1,110,368       700,432    111,135

Capital lease obligations payable [note 12]. . . . . . .       66,989             -          -
Convertible debentures [note 8]. . . . . . . . . . . . .    1,091,348       146,606          -
                                                            1,158,337       146,606     78,159

COMMITMENTS [NOTE 10]
STOCKHOLDERS' DEFICIENCY
Authorized
 95,000,000 common shares at $0.001 par value
        5,000,000 preferred shares at $0.001 par value
Common stock issued and paid-up [note 6] . . . . . . . .       15,114        10,612      4,000
Capital in excess of par value [note 6]. . . . . . . . .    5,369,891     2,212,153     31,650
Contributed surplus. . . . . . . . . . . . . . . . . . .    1,241,607       425,559          -
Cumulative translation adjustment. . . . . . . . . . . .     (145,643)       (8,842)         -
Deficit. . . . . . . . . . . . . . . . . . . . . . . . .   (7,052,276)   (3,213,141)  (136,854)
                                                             (571,307)     (573,659)  (101,204)
                                                          ------------  ------------  ---------
                                                            1,697,398       273,379      9,931
                                                          ------------  ------------  ---------


See  accompanying  notes
On  behalf of the Board:     (signed)     Arthur Wong          (signed)     Riaz
Mamdani
                    Director                    Director

JAWS  TECHNOLOGIES,  INC.


                   CONSOLIDATED STATEMENTS OF LOSS AND DEFICIT
                             AND COMPREHENSIVE LOSS
                   (all amounts are expressed in U.S. dollars)



                                                 PERIOD FROM
                                                INCORPORATION
                                                JANUARY 27, TO
                         NINE MONTHS ENDED     YEAR ENDED      DECEMBER 31,

                                      SEPTEMBER 30,    DECEMBER 31,
                                     ---------------  --------------
                                               1999            1998          1998        1997
  $ . . . . . . . . . . . . . . . .  $                $               $
  (unaudited)
-----------------------------------

REVENUE [note 7]. . . . . . . . . .         372,630          28,440        29,068           -

EXPENSES [NOTE 7]
Accounting and legal. . . . . . . .         246,909         105,372       186,128      69,952
Advertising and promotion . . . . .         234,398         194,764       218,574      35,000
Consulting. . . . . . . . . . . . .         438,655         685,375       514,894      30,731
Depreciation and amortization . . .          67,462           8,877        14,041         580
Directors' fees . . . . . . . . . .          97,501               -        33,333           -
Management fees . . . . . . . . . .         147,036               -             -           -
Amortization of deferred financing
fees [note 8] . . . . . . . . . . .          75,601               -         5,158           -
Foreign exchange loss . . . . . . .          10,248               -          (431)          -
Non cash interest expense . . . . .         833,115               -       381,688           -
Interest expense and bank charges .           6,197               -         2,869           -
Investor relations. . . . . . . . .         100,255               -       258,016           -
Office and administration . . . . .         110,638               -        83,143           -
Other . . . . . . . . . . . . . . .         291,420          76,649        52,928         591
Rent. . . . . . . . . . . . . . . .         180,840          13,523        29,637           -
Sub-contracting costs . . . . . . .         337,712               -             -           -
Travel. . . . . . . . . . . . . . .         281,643         120,342       132,646           -
Wages and employee benefits . . . .         752,135         124,599       283,728           -
Software development costs
 [note 3] . . . . . . . . . . . . .               -         909,003       909,003           -
                                          4,211,765       2,238,504     3,105,355     136,854
LOSS FOR THE PERIOD [NOTE 10] . . .      (3,839,135)     (2,210,064)   (3,076,287)   (136,854)
-----------------------------------  ---------------  --------------  ------------  ----------
OTHER COMPREHENSIVE LOSS
Foreign currency translation
adjustment. . . . . . . . . . . . .        (136,801)        (29,847)       (8,842)          -
COMPREHENSIVE LOSS. . . . . . . . .      (3,975,936)     (2,239,911)   (3,085,129)   (136,854)

DEFICIT, BEGINNING OF PERIOD. . . .      (3,213,141)       (136,854)     (136,854)          -
LOSS FOR THE PERIOD . . . . . . . .      (3,839,135)     (2,210,064)   (3,076,287)   (136,854)
DEFICIT, END OF PERIOD. . . . . . .      (7,052,276)     (2,346,918)   (3,213,141)   (136,854)

Loss per common share [note 9]. . .           (0.30)          (0.31)        (0.42)      (0.03)
Weighted average number of shares
outstanding . . . . . . . . . . . .      12,837,302       7,101,869     7,405,421   4,000,000



See  accompanying  notes

JAWS  TECHNOLOGIES,  INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   (all amounts are expressed in U.S. dollars)


                                                 CAPITAL IN
                                               --------------
                                               EXCESS OF PAR   CONTRIBUTED
                                                   SHARES       PAR VALUE       VALUE      SURPLUS
                                               $               $             $

BALANCE, JANUARY 27, 1997
Issuance of Common Stock for cash . . . . . .       4,000,000         4,000      56,000           -
Less share issue costs. . . . . . . . . . . .               -             -     (24,350)          -
BALANCE, DECEMBER 31, 1997. . . . . . . . . .       4,000,000         4,000      31,650           -
---------------------------------------------  --------------  ------------  -----------  ----------
Issuance of Common Stock for services
    [note 6]. . . . . . . . . . . . . . . . .         400,000           400     199,600           -
---------------------------------------------  --------------  ------------  -----------  ----------
Issuance of Common Stock on acquisition of
subsidiary [note 4] . . . . . . . . . . . . .       1,500,000         1,500     838,248           -
Issuance of Common Stock for cash . . . . . .       2,800,000         2,800   1,017,200           -
Warrants issued with issuance of convertible
debentures [note 8] . . . . . . . . . . . . .               -             -           -     342,857
Equity component of convertible debentures
[note 8]. . . . . . . . . . . . . . . . . . .               -             -           -     118,462

Equity component of financing fees [note 8] .               -             -           -     (11,760)

Equity component of financing fees [note 8] .               -             -           -     (24,000)

Issue of Common Stock upon conversion of
convertible debentures [note 8] . . . . . . .       1,912,317         1,912     211,886           -
Financing fee associated with converted
debentures [note 8] . . . . . . . . . . . . .               -             -     (21,117)          -
Share issue costs . . . . . . . . . . . . . .               -             -     (65,314)
BALANCE, DECEMBER 31, 1998. . . . . . . . . .      10,612,317        10,612   2,212,153     425,559
(UNAUDITED)
---------------------------------------------
Issuance of Common Stock for cash . . . . . .         317,188           317     101,183           -
Equity component of convertible debentures
[note 8]. . . . . . . . . . . . . . . . . . .               -             -           -     424,575

Equity component of financing fees [note 8] .               -             -           -     (14,000)
Issuance of Common Stock for cash . . . . . .       4,044,761         4,044   2,867,756           -
Equity component of convertible debenture
[note8] . . . . . . . . . . . . . . . . . . .               -             -           -     193,292

Equity component of financing fee [note 8]. .               -             -           -     (19,329)
Warrants issued with issuance of convertible
debentures [note 8] . . . . . . . . . . . . .               -             -           -     341,538

Equity component of financing fee [note 8]. .               -             -           -    (110,028)
Issuance of Common Stock in settlement of
trade payable . . . . . . . . . . . . . . . .         141,000           141     188,799           -
BALANCE, SEPTEMBER 30, 1999 . . . . . . . . .      15,115,266        15,114   5,369,891   1,241,607


See  accompanying  notes

JAWS  TECHNOLOGIES,  INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (all amounts are expressed in U.S. dollars)



                                                     PERIOD FROM
                                                    INCORPORATION
                                                    JANUARY 27, TO
                             NINE MONTHS ENDED     YEAR ENDED     DECEMBER 31,

                                               SEPTEMBER 30,    DECEMBER 31,
                                              ---------------  --------------
                                                        1999            1998          1998       1997
  $. . . . . . . . . . . . . . . . . . . . .  $                $               $
  (unaudited)
--------------------------------------------
CASH FLOWS USED IN OPERATING ACTIVITIES
Loss for the period. . . . . . . . . . . . .      (3,839,135)     (2,210,064)   (3,076,287)  (136,854)
Adjustments to reconcile loss to cash flows
used in operating activities:
Consulting expense not involving the
payment of cash [note 6] . . . . . . . . . .               -         200,000       200,000          -
Depreciation and amortization. . . . . . . .          67,462           8,877        14,041        580
Amortization of deferred financing fees. . .          75,601               -         5,158          -
Software development costs . . . . . . . . .               -         909,189       909,003          -
Non-cash interest expense on warrants. . . .               -               -       257,143          -
Non-cash interest expense on convertible
debentures . . . . . . . . . . . . . . . . .         755,792               -       118,462          -

Non-cash interest expense on convertible
debenture conversion and accrued interest. .          77,323               -         6,083          -
Changes in non-cash working capital
balances [note 13] . . . . . . . . . . . . .         121,341         364,410       439,422     25,476
                                                  (2,741,731)       (727,588)   (1,126,975)  (110,798)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of fixed assets . . . . . . . . . .        (542,329)       (134,474)     (115,584)    (2,900)
Purchase of term deposits [note 4] . . . . .         (27,000)              -             -          -
                                                    (569,329)       (134,474)     (115,584)    (2,900)
                                              ---------------  --------------  ------------  ---------

CASH FLOWS GENERATED BY (USED IN)
FINANCING ACTIVITIES
Proceeds from the issuance of Common
Stock, net of issue costs. . . . . . . . . .       3,024,314         954,686       954,686     35,650
Repayment of stockholder advances. . . . . .         (72,673)       (117,044)      (78,159)    78,159
Proceeds from stockholder advances . . . . .               -          24,309        20,273          -

Proceeds on issue of convertible debenture .       1,100,000               -       420,000          -
Financing fees on issue of convertible
debenture. . . . . . . . . . . . . . . . . .        (110,000)              -       (42,000)         -
                                                   3,941,641         861,951     1,274,800    113,809
                                              ---------------  --------------  ------------  ---------

INCREASE (DECREASE) IN CASH. . . . . . . . .         630,696            (111)       32,241        111

Cash acquired on acquisition of subsidiary .               -               -         1,380          -
Cash, beginning of period. . . . . . . . . .          33,732             111           111          -
CASH, END OF PERIOD. . . . . . . . . . . . .         664,428               -        33,732        111


See  accompanying  notes

JAWS  TECHNOLOGIES,  INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (all amounts are expressed in U.S. dollars)

  (AMOUNTS AS AT SEPTEMBER 30, 1999 AND FOR THE NINE MONTH PERIOD THEN ENDED ARE
                                   UNAUDITED)


JAWS  TECHNOLOGIES,  INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (all amounts are expressed in U.S. dollars)

  (AMOUNTS AS AT SEPTEMBER 30, 1999 AND FOR THE NINE MONTH PERIOD THEN ENDED ARE
                                   UNAUDITED)


1.  BASIS  OF  PRESENTATION
JAWS Technologies, Inc., (the "Company") was incorporated on January 27, 1997 under the laws of the State of Nevada as "E-Biz" Solutions, Inc. On March 27, 1998, "E-Biz" Solutions, Inc. changed its name to JAWS Technologies, Inc. The business purpose is developing and selling encryption software. These activities are carried out through the Company's wholly owned Canadian subsidiary.
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has a working capital deficiency of $505,883 at December 31, 1998, a deficit of $3,213,141 at December 31, 1998 and $7,052,276 as at
September 30, 1999 and net operating cash outflows of $2,741,616 for the nine month period ended September 30, 1999. Although it has a positive working capital balance of $89,026 at September 30, 1999, the Company's continuation as a going concern is dependent on its ability to generate sufficient cash flow, to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. However, no assurance can be given at this time as to whether the Company will achieve any of these conditions. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time.
Management believes that additional funding will be required to finance expected operations until a market has been developed for the Company's software. Management intends to seek additional financing through future private or public offerings of stock and through the exercise of stock options.
The accompanying financial statements reflect all adjustments which are, in the opinion of management, necessary to reflect a fair presentation for the periods being presented.
2.  SIGNIFICANT  ACCOUNTING  POLICIES
The financial statements have, in management's opinion, been properly prepared in accordance with accounting principles generally accepted in the United States.

USE  OF  ESTIMATES
Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which would affect the amount of recorded assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, JAWS Technologies, Inc., an Alberta, Canada corporation ("JAWS Alberta"), and JAWS Technologies (Ontario) Inc. an Ontario Canada corporation ("JAWS Ontario"), after elimination of intercompany accounts and transactions.

FIXED  ASSETS
Fixed assets are recorded at cost and are depreciated at the following annual rates which are designed to amortize the cost of the assets over their estimated useful lives.
     Furniture  and  fixtures     -  20%  diminishing  balance
     Computer  hardware     -  33%  straight  line
     Computer  software  for  internal  use     -  33%  straight  line
     Leasehold  improvements     -  20%  straight  line

SOFTWARE  DEVELOPMENT
Software development costs are expensed when technological feasibility has not yet been established. Subsequent to establishing technological feasibility, such costs are capitalized until the commencement of commercial sales. FINANCING FEES
Financing fees associated with that portion of the 10% convertible debentures classified as debt are deferred and amortized over the life of the debentures. Financing fees associated with that portion of the convertible debentures classified as contributed surplus is charged to that account. The pro rata portion of financing fees associated with converted debentures is charged to share capital in excess of par value.

REVENUE  RECOGNITION
Revenue from selling encryption software is recognized when the software is delivered. Consulting fees are recognized when the services are rendered or earned.
ADVERTISING
Advertising  costs  are  expensed  as  incurred.
INCOME  TAXES
The Company follows the liability method of accounting for the tax effect of temporary differences between the carrying amount and the tax basis of the company's assets and liabilities. Temporary differences arise when the realization of an asset or the settlement of a liability would give rise to either an increase or decrease in the Company's income taxes payable for the year or later period. Deferred income taxes are recorded at the income tax rates that are expected to apply when the deferred tax liability is settled or the deferred tax asset is realized. When necessary, valuation allowances are established to reduce deferred income tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred income tax assets and liabilities. FOREIGN CURRENCY TRANSLATION
The functional currency of the Company's subsidiaries is the Canadian dollar. Accordingly, assets and liabilities of the subsidiaries are translated at the year-end exchange rate and revenues and expenses are translated at average exchange rates. Gains and losses arising from the translation of the financial statements of the subsidiaries are recorded in a "Cumulative Translation Adjustment" account in stockholders' equity.
LOSS  PER  COMMON  SHARE
The loss per common share has been calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share, assuming all warrants, options and conversion features were exercised, does not differ from basic earnings per share.
STOCK  OPTIONS
The Company applies the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost is recognized in the accounts as options are granted with an exercise price that approximates the prevailing market price.
PRIOR  YEAR  AMOUNTS
Certain prior year amounts have been reclassified to conform to the presentation adopted in 1999.
3.  ACQUISITION
On February 10, 1998 the Company issued 1,500,000 restricted common shares, as well as options to purchase 400,000 shares of its restricted Common Stock at $0.50 per share in exchange for all of the outstanding Common Stock of JAWS Alberta. The options issued in connection with the acquisition have been ascribed no value. JAWS Alberta was a development stage company which at the time of acquisition was in the process of creating a new encryption software product. The acquisition has been accounted for by the purchase method. The purchase price, and thereby the amounts allocated to software and the shares issued, net of other assets and liabilities acquired, was determined based on estimates by management as to the replacement cost for the encryption software development which had been incurred by JAWS Alberta prior to the acquisition date. The purchase price has been allocated to the net assets acquired based on their estimated fair values as follows:


                                          $
                                      ---------

Net assets acquired
Non-cash working capital . . . . . .    (5,087)
Software under development . . . . .   909,003
Fixed assets . . . . . . . . . . . .     2,891
Due to stockholders. . . . . . . . .   (54,443)
Net assets acquired, excluding cash.   852,364
------------------------------------  ---------
Acquisition costs. . . . . . . . . .   (13,996)
Cash acquired. . . . . . . . . . . .     1,380
Net assets acquired for Common Stock   839,748


The amount allocated to software under development relates to encryption software and its related algorithms, including the "L5" software. This software, at the time of purchase, was not completely developed, tested or otherwise available for sale and therefore has been immediately expensed in the accompanying consolidated statements of loss and deficit. Coding and testing activities for this software were completed on July 31, 1998.
The operating results of the acquired company are included in the consolidated statements of loss, deficit and comprehensive loss from the date of acquisition. Pro forma loss and pro forma loss per common share for the nine month period ended September 30, 1998, giving effect to the acquisition of JAWS Alberta as at January 1, 1998 are $2,217,462 and $0.31 respectively (year ended December 31, 1998 - $3,083,685 and $0.42 respectively). Pro forma revenue does not differ from that recorded for the period to September 30, 1998, being $28,440, or for the period to December 31, 1998, being $29,068.
4.  TERM  DEPOSITS
The term deposits are on deposit with a Canadian Chartered Bank. These deposits have been pledged as security for certain corporate credit cards, and as such are not available for the Company's general use. These deposits earn interest at 2.95 percent per annum and mature May 9, 2000.
5.  FIXED  ASSETS

     SEPTEMBER  30,  1999


                                    ACCUMULATED    NET BOOK
                                    COST           DEPRECIATION   VALUE
                                    $              $              $
Furniture and fixtures . . . . . .        261,184         29,978   231,206
----------------------------------  -------------  -------------  --------
Computer hardware. . . . . . . . .        122,815         27,769    95,046
Computer software for internal use         33,937          6,680    27,257
Leasehold improvements . . . . . .        162,360         17,865   144,495
                                          580,296         82,292   498,004
  DECEMBER 31,
                                             1998
                                    -------------
    ACCUMULATED. . . . . . . . . .  NET BOOK
  COST . . . . . . . . . . . . . .  DEPRECIATION   VALUE
----------------------------------
  $. . . . . . . . . . . . . . . .  $              $
Furniture and fixtures . . . . . .         31,758          6,482    25,276
----------------------------------  -------------  -------------  --------
Computer hardware. . . . . . . . .         47,371          5,534    41,837
Computer software for internal use         13,162          1,445    11,717
                                           92,291         13,461    78,830


6.  SHARE  CAPITAL
AUTHORIZED
95,000,000 common shares at $0.001 par value (increased from 20,000,000 April 8,
1999)
  5,000,000  preferred  shares  at  $0.001  par  value
COMMON  STOCK  ISSUED
During 1998, the 400,000 restricted common shares issued for services provided by two consultants in relation to the establishment of the capital structure of the Company. The shares were recorded at their estimated fair value of $200,000.
COMMON  STOCK  HELD  IN  ESCROW
Upon entering into the 10% convertible debenture agreement (see note 8) the Company placed 9,500,000 shares in escrow relating to the $2 million of financing. In addition, 1,071,429 shares and 357,143 shares were placed in escrow relating to the purchasers' and agent's warrants issued in relation to the 10% convertible debenture agreement.
OPTIONS
As at September 30, 1999, the Company has issued 2,360,600 options to purchase Common Stock to the Company's directors, officers and employees. Of the total issued, none have been exercised as at September 30, 1999. Details of the stock options outstanding at September 30, 1999 are as follows:


NUMBER OF OPTIONS  EXERCISE PRICE  EXPIRY DATE
                   --------------  -------------------


          200,000            0.15    February 22, 2008
           50,000            0.23    June 30, 2008
           35,000            0.23    June 30, 2008
           31,000            0.33    June 30, 2008
          143,000            0.37    June 30, 2008
           22,000            0.40    June 30, 2008
          400,000            0.48    August 1, 2000
          706,500            0.48    June 30, 2008
           82,500            0.58    June 30, 2008
           71,000            0.62    June 30, 2008
           10,000            0.65    June 30, 2008
           36,000            0.69    June 30, 2008
           20,000            0.71    June 30, 2008
           62,000            0.73    June 30, 2008
           43,500            0.75    June 30, 2008
           75,000            0.77    June 30, 2008
            5,000            0.81    June 30, 2008
           47,500            0.82    June 30, 2008
          250,000            0.87    June 30, 2008
            5,600            0.98    June 30, 2008
           65,000            2.44    June 30, 2008
        2,360,600
-----------------



The fair value of each option granted to date is estimated on the date of grant using the Black Scholes option-pricing model with the following assumptions: expected volatility of 167%, risk-free interest rate of 4.87%; no payment of common share dividends; and expected life of 10 years. Had compensation cost for these plans been determined based upon the fair value at grant date, consistent with the methodology prescribed in Statement of Financial Accounting Standards No. 123, "accounting for Stock-Based compensation," the Company's loss and loss per common share for the nine month period ended September 30, 1999 would have been $4,220,310 and $0.33 respectively (year ended December 31, 1998:
$3,324,618  and  $0.45  respectively).
During 1998, the Company had entered into a Put Option agreement with an investor which allowed the Company to require the investor to purchase up to 25,000,000 shares of the Common Stock of the Company. In addition, the investor was to be granted warrants to purchase up to 3,000,000 shares of Common Stock. On April 26, 1999, the Company and the investor agreed to cancel the agreement in exchange for warrants to the investor to purchase up to 1,000,000 shares of Common Stock at an exercise price of $0.70 per share. The warrants expire April 15, 2002.
On June 21, 1999, the Company issued 834,000 share purchase warrants, which entitle the holder to purchase 834,000 common shares at $2.25 per share until June 20, 2001. On August 26, 1999 the Company issued 141,000 common shares at $1.34 per common share in settlement of a trade payable.
7.  RELATED  PARTY  TRANSACTIONS
Amounts  due  to  related  parties  consist  of  the  following  amounts:


                   SEPTEMBER 30,     DECEMBER 31,     DECEMBER 31,

                                 1999      1998     1997
  $                               $         $
-----------------------------  --------
DUE FROM RELATED PARTIES
Futurelink Corp.. . . . . . .         -     9,073       -
Futurelink/Sysgold Ltd. . . .         -     4,045       -
                                      -    13,118       -

DUE TO RELATED PARTIES
Officers and stockholders . .    12,849    43,588       -
Futurelink Corp.. . . . . . .    18,602    32,175       -
Willson Stationers Ltd. . . .     7,304     1,352       -
Directors . . . . . . . . . .   157,503   120,000       -
                                196,258   197,115       -

DUE TO STOCKHOLDERS
Bankton Financial Corporation         -    15,775       -
Cameron Chell . . . . . . . .     2,044     1,957       -
Hampton Park Ltd. . . . . . .         -    56,985       -
Other stockholder . . . . . .         -         -  78,159
                                  2,044    74,717  78,159


Effective July 31, 1999 the Company entered into an agreement with Pace Systems Group Inc., a related party (see note 17), whereby Pace assigned certain of its revenue contracts to the Company. During the period from July 31 to September 30, 1999 the Company earned $337,988 from these contracts, which is included in revenues on the accompanying financial statements. The Company also incurred sub-contracting costs in respect of these contracts, in the amount of $337,712 which is included in expenses in the accompanying financial statements. During the year ended December 31, 1998, the Company incurred $76,612 in fees associated with computer services provided by Futurelink Corp., an entity of which certain directors are also directors of the Company. There were $28,289 fees incurred during the period ended September 30, 1999. The Company provided sales to Futurelink Corp. during the period ended September 30, 1999 in the amount of $2,925 (December 31, 1998 - $9,073). The fees charged by and sales provided to Futurelink Corp. are recorded at their exchange amounts. During the year ended December 31, 1998, the Company provided services of $4,045 to Futurelink/Sysgold Ltd., an entity of which certain directors are also directors of the Company. This amount was included in due from related parties at December 31, 1998. These services are provided on normal commercial terms and conditions. No services were provided to Futurelink/Sysgold Ltd. during the period ended September 30, 1999.
Office and administration expenses for the nine month period ended September 30, 1999, include $11,858 (December 31, 1998 - $8,035) paid to Willson Stationers Ltd., an entity of which certain directors are also directors and officers of the Company. These transactions are recorded at their exchange amounts.
Consulting fees for the year ended December 31, 1998, include $198,168 to officers and stockholders of the Company for services provided.
Due to stockholders represents advances received by the Company. The amount due to Hampton Park Ltd., a company owned by a stockholder, bears interest at 8% per annum and has no set repayment terms. The remaining amounts due to stockholders do not carry interest and have no set repayment terms. All stockholders have indicated they do not intend to demand repayment within the next year. The Company entered into an agreement to lease premises from a stockholder. The lease began on November 1, 1998 and is for a five year term. The minimum rent is $9.42 per square foot per annum with 9,920 square feet of net rentable area. Additional rent is estimated at $4.03 per square foot of net rentable area per annum. The net rent expense recognized in the nine month period ended September 30, 1999 was $67,870 (year ended December 31, 1998 - $3,991).
8.  CONVERTIBLE  DEBENTURES

                                SEPTEMBER 30,     DECEMBER 31
                                        1999     1998

                                                                     $           $
                                                                -----------  ----------

PRINCIPAL
Net balance outstanding, beginning of period . . . . . . . . .     146,606           -
Funds advanced to date . . . . . . . . . . . . . . . . . . . .   1,100,000     420,000
Debentures converted during the period . . . . . . . . . . . .           -    (210,000)
                                                                 1,246,606     210,000

FINANCING FEES
Fees paid on funds advanced to date. . . . . . . . . . . . . .    (110,000)    (42,000)
Intrinsic value associated with equity component of debentures      33,329      11,760
Fees paid through issuance of warrants to agent. . . . . . . .    (341,538)    (85,714)
Intrinsic value associated with equity component of debentures     110,027      24,000
Amortization of financing fees to date . . . . . . . . . . . .      75,601       5,158
Financing fees associated with debentures converted to date. .           -      21,117
                                                                  (232,581)    (65,679)

INTEREST EXPENSE
Accrued interest expense . . . . . . . . . . . . . . . . . . .      77,323       2,285
NET BALANCE OUTSTANDING, END OF PERIOD . . . . . . . . . . . .   1,091,348     146,606


On September 25, 1998 the Company entered into an agreement to issue 10% convertible debentures in series of $200,000 up to a total of $2,000,000, subject to the Company meeting certain conditions, which mature on October 31, 2001. The holders have the right to convert the debentures in increments of at least $100,000, at a price equal to the lower of $0.28 and 78% of the average closing bid price of the Company's Common Stock for the three trading days immediately preceding the Notice of Conversion served on the Company. For the $500,000 of convertible debentures that were issued on January 26, 1999, $250,000 of debentures can be converted at a fixed price of $0.40 per common share and the remaining $250,000 can be converted into shares at a fixed rate of $0.28 per common share. The Company may prepay any or all of the outstanding principal amounts at any time, upon thirty days' notice, subject to the holders' right to convert into common shares. A financing fee of 10% is charged on the principal sum of each convertible debenture issued. Interest is payable on the maturity date. At the holders' election, interest can be settled in Common Stock of the Company based on market prices.
On April 16, 1999, the Company drew down an additional $600,000 of financing under the 10% convertible debenture agreement, which can be converted into Common Stock at a fixed price of $0.65 per common share.
On April 27, 1999, the debenture agreement was amended to include (among others) the following changes:
(i) the total amount available under the debenture agreement was increased from $2,000,000 to $5,000,000.
(ii) the financing fee applicable to the additional $3,000,000 available was set at 8% of the principal sum issued.
(iii) the balance of the financing not yet drawn, $3,480,000, has a fixed conversion price of $0.40 per share.
(iv) an additional 923,077 share purchase warrants were issued, which give the holder the right to purchase one common share for each warrant held, at a price of $0.65 per warrant.
Through September 30, 1999, the Company has issued convertible debentures totalling $1,520,000 of which $736,329 was recorded as contributed surplus with an offsetting amount charged as interest on long term debt. Of the debentures issued, $210,000 principal plus $3,798 interest was converted into 1,912,317 shares on November 30, 1998, based on a conversion price of $.1118 (being 78% of the average closing bid price of the Company's Common Stock for the three trading days preceding the Notice of Conversion). Interest totalling $79,608 has been accrued and included in the convertible debenture balance outstanding at September 30, 1999. These shares will be formally issued when the Company's SB-2 Registration Statement has been declared effective.
At the time of the initial funding on October 1, 1998, the Company issued 1,428,572 common share purchase warrants (357,143 to the agent and 1,071,429 to the ultimate subscriber of the issue). Each warrant gives the holder the right to purchase one common share of the Company at $0.28 until October 31, 2001. An amount of $342,857 has been included in contributed surplus as the estimated value attributed to these warrants as they were exercisable upon issuance. In addition, the warrants issued to the agent have been treated as a financing fee in the amount of $85,714. The value of these fees associated with the equity component of the 10% convertible debentures has been charged to contributed surplus in the amount of $24,000. The remaining balance is being amortized over the life of the 10% convertible debentures.
Through September 30, 1999 the Company has paid financing fees on the 10% convertible debentures totalling $152,000. The fees associated with the equity component of the 10% convertible debentures, being $45,089, have been charged to contributed surplus. The remaining amount, which has been recorded as a reduction of the debenture principal, is being amortized over the life of the 10% convertible debentures, unless the debentures are converted. If converted, the pro rata portion of the financing fees associated with the converted debentures is charged to capital in excess of par value. During 1998, $21,117 has been charged to capital in excess of par value relating to $210,000 of convertible debentures which were converted.
The  additional share purchase warrants issued on April 27, 1999 as described in
(iv) above have been recorded as contributed surplus at their estimated value of $341,538, as they were exercisable upon issuance. An offsetting amount of $110,027 attributable to the equity portion of the related debentures has been recorded as a charge against contributed surplus; the remainder has been charged as a discount to debt and is being amortized over the life of the debt. The Company is currently in the process of filing a form SB-2 Registration Statement qualifying the shares to be issued on conversion of the debentures with the Securities and Exchange Commission. Until such time as the common shares are registered, a charge of 0.986% per day will apply against the initial amount funded. Further, as registration did not occur within 120 days of initial funding, a charge of 0.1644% per day will apply for each day thereafter. The initial amount funded on October 1, 1998 was $200,000. An amount of $82,200 for the penalty of late filing of the Registration Statement, and has been included in accounts payable.
9.  LOSS  PER  SHARE
Loss per common share is loss for the period divided by the weighted average number of common shares outstanding. The effect on earnings per share of the exercise of options and warrants, and the conversion of the convertible debentures is anti-dilutive.
10.  INCOME  TAXES
The income tax benefit differs from the amount computed by applying the U.S. federal statutory tax rates to the loss before income taxes for the following reasons:

                  SEPTEMBER 30,     SEPTEMBER 30,     DECEMBER 31,     DECEMBER 31,
                                   1999     1998     1998     1997

                                                   $            $            $            $
                                              ------------  ----------  ------------  ---------

                                                     (34%)       (35%)         (34%)      (34%)

Income tax benefit at U.S. statutory rate. .   (1,305,306)   (773,522)   (1,045,938)   (46,530)
Increase (decrease) in taxes resulting from:
Change in deferred tax asset valuation
allowance. . . . . . . . . . . . . . . . . .    1,200,985     968,663     1,106,172     46,530
Non-deductible expenses. . . . . . . . . . .      338,887           -       128,162          -
Foreign tax rate differences . . . . . . . .     (234,566)   (195,141)     (188,396)         -
Income tax benefit . . . . . . . . . . . . .            -           -             -          -


For financial reporting purposes, loss before income taxes includes the following components:

          SEPTEMBER 30,     SEPTEMBER 30,     DECEMBER 31,     DECEMBER 31,
                           1999     1998     1998     1997

                     $             $             $            $
                ------------  ------------  ------------  ----------

Pre-tax loss:
 United States   (1,740,449)     (258,650)   (1,302,313)   (136,854)
Foreign. . . .   (2,098,686)   (1,951,414)   (1,773,974)          -
                 (3,839,135)   (2,210,064)   (3,076,287)   (136,854)


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company's deferred tax assets are as follows:

                   SEPTEMBER 30,     DECEMBER 31,     DECEMBER 31,

                                        1999          1998        1997
  $                                      $             $
----------------------------------  ------------  ------------

Deferred tax assets (liabilities):
  Net operating loss
carryforwards. . . . . . . . . . .    1,884,932       697,768         -
Start-up costs . . . . . . . . . .       30,859        37,999    46,333
Depreciation . . . . . . . . . . .       35,714         5,807         -
  Organization costs . . . . . . .          361           394       197
  Debt issue costs . . . . . . . .       (3,776)        5,137         -
  Software costs . . . . . . . . .      405,597       405,597         -
Net deferred tax assets. . . . . .    2,353,687     1,152,702    46,530
----------------------------------  ------------  ------------  --------
Valuation allowance. . . . . . . .   (2,353,687)   (1,152,702)  (46,530)
Net deferred tax assets. . . . . .            -             -         -


The Company has provided a valuation allowance for the full amount of deferred tax assets in light of its history of operating losses since its inception. The Company has U.S. operating losses carried forward of $1,705,000 which expire as follows:



         $
      --------
2018   880,000
2019   825,000


The availability of these loss carryforwards to reduce future taxable income could be subject to limitations under the Internal Revenue Code of 1986, as amended. Certain ownership changes can significantly limit the utilization of net operating loss carryforwards in the period following the ownership change. The Company has not determined whether such changes have occurred and the effect such changes could have on its ability to carry forward all or some of the U.S. net operating losses.
The Company has non-capital losses carried forward for Canadian income tax purposes of $3,022,000. These losses expire as follows:


          $
2003      45,000
2004       7,000
2005     895,000
2006   2,075,000


11.  COMMITMENTS
The Company is committed to the following minimum lease payments under operating leases for premises and equipment:


                      $
Remainder of 1999    28,236
                       2000  112,943
                       2001   94,932
                       2002   94,641
                       2003   78,867
                             -------
Total . . . . . .   409,619
                   --------


12.  CAPITAL  LEASE  OBLIGATIONS  PAYABLE
The future minimum lease payments at September 30, 1999 under capital leases are as follows:





Remainder of 1999. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    7,965
                                                                               2000   22,344
                                                                               2001   22,344
                                                                               2002   21,486
                                                                               2003   20,627
                                                                               2004   11,868
Total future minimum lease payments. . . . . . . . . . . . . . . . . . . .  106,634
Less: imputed interest . . . . . . . . . . . . . . . . . . . . . . . . . .  (25,526)
Balance of obligations under capital leases. . . . . . . . . . . . . . . .   81,108
--------------------------------------------------------------------------  --------

Less: current portion included in accounts payable and accrued liabilities  (14,119)
Long term obligation under capital leases. . . . . . . . . . . . . . . . .   66,989


13.  NET  CHANGE  IN  NON-CASH  WORKING  CAPITAL

          SEPTEMBER 30,     SEPTEMBER 30,     DECEMBER 31,     DECEMBER 31,

                                  1999       1998        1998      1997
                               ----------
  $ . . . . . . . . . . . . .  $           $          $

Accounts receivable . . . . .   (413,895)   (20,088)     (7,243)       -
Due from related parties. . .     13,118          -     (13,118)       -
Prepaid expenses and deposits     53,628    (19,612)   (132,956)  (7,500)
Accounts payable and accrued
liabilities . . . . . . . . .    469,347    404,110     395,624   32,976
Due to related parties. . . .       (857)         -     197,115        -
Change relating to operating
activities. . . . . . . . . .    121,341    364,410     439,422   25,476


14.  SEGMENTED  INFORMATION
The Company's activities are conducted in one operating segment with all activities relating to the development and sale of encryption software. These activities are planned to be carried out in Canada and the United States. To date, all the activities have occurred in Canada.
15.  FINANCIAL  INSTRUMENTS
Financial instruments comprising cash, accounts receivable, amounts due from related parties, deposits, accounts payable and accrued liabilities, amounts due to related parties, capital lease obligations, and amounts due to stockholders approximate their fair value. It is management's opinion that the Company is not exposed to significant currency or credit risks arising from these financial instruments.
The estimated fair value as at September 30, 1999 of the 10% convertible debentures is $864,934 (December 31, 1998 - $189,000). This is based on the estimated present value of the principal and interest of the debenture. The Company is subject to cash flow risk to the extent of the fixed 10% simple interest rate being charged on the convertible debentures. The effective annual interest rate realized by the Company, exclusive of the amounts relating to the conversion feature of the 10% convertible debentures and the warrants, was 10% (December 31, 1998 - 10%).
16.  RECENT  PRONOUNCEMENTS
In June, 1998, the FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities", which will be effective for fiscal years beginning after June 15, 2000. The Company does not acquire derivatives or engage in hedging activities.
17.  SUBSEQUENT  EVENTS
a) Effective on November 3, 1999, the Company acquired all of the outstanding common shares of Pace Systems Group Inc. ("Pace"). As consideration for this purchase, the Company will issue 1,731,932 common shares, valued at $1.70 per share, representing total consideration of $2,944,284.
b) On November 2, 1999 and as amended December 2, 1999, the Company entered into a pre-acquisition agreement with Offsite Data Services Ltd. (Offsite), a company incorporated in the Province of Alberta and listed on the Alberta Stock Exchange, whereby the companies have agreed to combine their business interests through an offer by the Company to purchase all of the outstanding shares of Offsite. The offer is expected to be mailed on December 10, 1999.
18.  CANADIAN  GAAP  RECONCILIATION
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") which, in most respects, conform to accounting principles generally accepted in Canada ("Canadian GAAP"). Significant differences between Canadian and US GAAP are as follows.


                                         PERIOD FROM
                                        INCORPORATION
                                      NINE MONTHS ENDED     YEAR ENDED     JANUARY 27, TO
U.S. DOLLARS FOR THE PERIOD ENDED       SEPTEMBER 30       DECEMBER 31,     DECEMBER 31,
-----------------------------------  -------------------  --------------  ----------------
                                                   1999            1998              1998      1997
  $ . . . . . . . . . . . . . . . .  $                    $               $
Loss for the period - US GAAP . . .           3,389,135       2,210,064         3,076,287   136,854
-----------------------------------  -------------------  --------------  ----------------  --------
Software development costs. . . . .            (909,003)       (909,003)                -
Depreciation and amortization . . .             366,126               -            63,125         -
Net loss for the period - Canadian
GAAP. . . . . . . . . . . . . . . .           3,755,261       1,301,061         2,230,409   136,854

Loss per common share -
Canadian GAAP (U.S.$/share) . . . .               (0.31)          (0.18)            (0.30)    (0.03)



Stock  options  outstanding  are  antidilutive

In accordance with U.S. GAAP, costs associated with the development of software, whether incurred directly or otherwise purchased are to be expensed. The software was acquired from the original developer of the encryption algorithms and was assigned a value based on its fair market value. Under Canadian GAAP, the $909,003 is capitalized. For income tax purposes, future tax assets would change by the following amounts with an equal and offsetting amount being recorded as valuation allowance.

For income tax purposes, future tax assets would increase or decrease with an equal and offsetting amount being recorded as a valuation allowance as follows:

          SEPTEMBER 30,     SEPTEMBER 30,     DECEMBER 31,     DECEMBER 31,

                                       1999        1998        1998     1997
                                    ----------  ----------  ----------  ----
                                       $           $           $
Increase (decrease) in future tax
assets                               163,365    (405,597)   (377,430)    -
----------------------------------  ----------  ----------  ----------  ----
(Increase) decrease in valuation
allowance                           (163,365)    405,597     377,430     -
                                        -           -           -        -



If Canadian GAAP had been followed, the balance sheet would have differed as follows:



                             SEPTEMBER 30,    DECEMBER 31,   DECEMBER 31,
U.S. DOLLARS AT PERIOD END       1999             1998           1997
--------------------------  ---------------  --------------  ------------
  $. . . . . . . . . . . .  $                $
Capital assets . . . . . .       1,040,881         924,708              -
--------------------------  ---------------  --------------  ------------
Deficit. . . . . . . . . .      (6,572,524)     (2,367,263)             -



Under Canadian GAAP the following disclosure would be provided with respect to Year 2000 Uncertainty:

The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect a company's ability to conduct normal business operations. Management has developed and is implementing a plan designed to identify and address the expected effects of the Year 2000 Issue on the Company. An assessment of the readiness of third parties such as customers, suppliers and others is ongoing. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the Company, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

FINANCIAL  STATEMENTS

PACE  SYSTEMS  GROUP  INC.





JULY  31,  1999  AND  1998

                                AUDITORS' REPORT





To  the  Directors  of
PACE  SYSTEMS  GROUP  INC.

We have audited the balance sheets of PACE SYSTEMS GROUP INC. as at July 31, 1999 and 1998 and the statements of income (loss) and deficit and cash flows for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Corporation as at July 31, 1999 and 1998 and the results of its operations and its cash flows for the years then ended in accordance with generally accepted accounting principles.




Toronto,  Canada,     (signed)  Ernst  &  Young  LLP
October  1,  1999.     Chartered  Accountants

PACE  SYSTEMS  GROUP


                                 BALANCE SHEETS

As  at  July  31




                                                1999       1998
                                                 $
ASSETS
CURRENT
Cash and cash equivalents. . . . . . . . . .    12,734    236,125
Accounts receivable. . . . . . . . . . . . .   350,831    193,813
Income taxes recoverable . . . . . . . . . .         -      2,238
TOTAL CURRENT ASSETS . . . . . . . . . . . .   363,565    432,176
--------------------------------------------
Fixed assets, net [note 2] . . . . . . . . .     9,870      6,129
--------------------------------------------
                                               373,435    438,305

LIABILITIES AND SHAREHOLDER'S DEFICIENCY
CURRENT
Accounts payable and accrued liabilities . .   129,045    542,501
Due to related parties [note 4]. . . . . . .   262,854        605
TOTAL CURRENT LIABILITIES. . . . . . . . . .   391,899    543,106
--------------------------------------------
Commitment and contingency [notes 6 and 11]

SHAREHOLDER'S DEFICIENCY
Share capital [note 3] . . . . . . . . . . .       100        100
Deficit. . . . . . . . . . . . . . . . . . .   (18,564)  (104,901)
TOTAL SHAREHOLDER'S DEFICIENCY . . . . . . .   (18,464)  (104,801)
--------------------------------------------
                                               373,435    438,305



See  accompanying  notes

PACE  SYSTEMS  GROUP


                     STATEMENTS OF INCOME (LOSS) AND DEFICIT


Years  ended  July  31






                                    1999         1998
                                     $
REVENUE
Consulting fees . . . . . . . .   1,901,187   1,626,094
Subcontracting [note 4] . . . .   1,580,833   1,604,394
                                    320,354      21,700

EXPENSES
General and administrative. . .     232,198     116,392
Depreciation. . . . . . . . . .       1,819       1,599
                                    234,017     117,991
NET INCOME (LOSS) FOR THE YEAR.      86,337     (96,291)

Deficit, beginning of year. . .    (104,901)     (8,610)
-------------------------------
DEFICIT, END OF YEAR. . . . . .     (18,564)   (104,901)
-------------------------------



See  accompanying  notes

PACE  SYSTEMS  GROUP


                            STATEMENTS OF CASH FLOWS


Years  ended  July  31






                                                     1999       1998
                                                     $
OPERATING ACTIVITIES
Net income (loss) for the year . . . . . . . . .     86,337   (96,291)
Add item not affecting cash
Depreciation . . . . . . . . . . . . . . . . . .      1,819     1,599
------------------------------------------------
                                                     88,156   (94,692)
Net change in non-cash working capital balances
related to operations [note 9] . . . . . . . . .   (568,236)   69,284
CASH USED IN OPERATING ACTIVITIES. . . . . . . .   (480,080)  (25,408)
------------------------------------------------

INVESTING ACTIVITIES
Purchase of fixed assets . . . . . . . . . . . .     (5,560)        -
CASH USED IN INVESTING ACTIVITIES. . . . . . . .     (5,560)        -
------------------------------------------------

FINANCING ACTIVITIES
Due to related parties . . . . . . . . . . . . .    262,249    (2,010)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.    262,249    (2,010)
------------------------------------------------

NET DECREASE IN CASH DURING THE YEAR . . . . . .   (223,391)  (27,418)
Cash and cash equivalents, beginning of year . .    236,125   263,543
------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR . . . . .     12,734   236,125
------------------------------------------------



See  accompanying  notes

PACE  SYSTEMS  GROUP

                          NOTES TO FINANCIAL STATEMENTS

                             JULY 31, 1999 AND 1998


PACE  SYSTEMS  GROUP

                          NOTES TO FINANCIAL STATEMENTS

                             JULY 31, 1999 AND 1998


1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICES

Pace Systems Group [the "Corporation"] was incorporated in 1986 under the laws of Ontario. The Corporation's purpose is providing consulting services to companies relating to information systems.

The accompanying financial statements reflect all adjustments which are, in the opinion of management, necessary to reflect a fair presentation for the years being presented.

These financial statements have, in management's opinion, been properly prepared in accordance with Canadian generally accepted accounting principles. The more significant accounting policies are summarized below:

REVENUE  RECOGNITION

Consulting  fees  are  recognized  when  the  services  are  rendered or earned.

USE  OF  ESTIMATES

Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which would affect the amount of recorded assets, liabilities, revenue and expenses. Actual amounts could differ from these estimates.

FIXED  ASSETS

Fixed assets are recorded at cost less accumulated depreciation. Depreciation is provided on a declining balance basis at rates which are designed to amortize the cost of the assets over their estimated useful lives as follows:

Furniture  and  fixtures     20%
Computer  hardware     30%

INCOME  TAXES

The Corporation accounts for deferred income taxes based on the liability method. Under the liability method, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases measured using the substantially enacted tax rates and laws that will be in effect when the difference as reflected reverse.




FOREIGN  CURRENCY  TRANSLATION

Monetary assets and liabilities denominated in foreign currencies are translated into Canadian dollars at the rates of exchange prevailing at the balance sheet dates. Non-monetary assets and liabilities denominated in foreign currencies are translated into Canadian dollars at historic rates. Revenue and expenses denominated in foreign currencies are translated into Canadian dollars at the rates prevailing at the transaction dates. Exchange gains and losses are included in net income (loss) for the year.

CASH  EQUIVALENTS

Cash equivalents comprise only highly liquid investments with original maturities of less than ninety days.

2.  FIXED  ASSETS

Fixed  assets  consist  of  the  following:



                             1999
                         -------------
ACCUMULATED                NET BOOK
COST                     DEPRECIATION    VALUE
                              $           $
Furniture and fixtures.         67,949   58,340  9,609
Computer hardware . . .          1,279    1,018    261
-----------------------
                                69,228   59,358  9,870

                                  1998
                         -------------
    ACCUMULATED . . . .  NET BOOK
  COST. . . . . . . . .  DEPRECIATION   VALUE
  $ . . . . . . . . . .  $              $

Furniture and fixtures.         62,388   56,632  5,756
Computer hardware . . .          1,279      906    373
-----------------------
                                63,667   57,538  6,129



3.  SHARE  CAPITAL

Share  capital  consists  of  the  following:



                    1999   1998
                     $
AUTHORIZED
100 common shares

ISSUED
100 common shares.    100   100
------------------



On August 20, 1999, the Articles of Incorporation were amended to change the amount of authorized common shares to unlimited.

4.  RELATED  PARTY  TRANSACTIONS

As at July 31, the Corporation has outstanding account balances with its shareholder and related party as follows:



                         1999    1998
                         $
1322669 Ontario Inc..   262,395     -
Shareholder . . . . .       459   605
---------------------
                        262,854   605



The amount due to the shareholder is unsecured, non-interest bearing and is due on demand. 1322669 Ontario Inc. is wholly-owned by the Corporation's sole shareholder.

Included in subcontracting expenses are expenses incurred with related parties as follows:



                         1999     1998
                         $
1322669 Ontario Inc..   413,050       -
Shareholder's spouse.     9,800  49,346
---------------------
                        422,850  49,346



5.  INCOME  TAXES

The income tax benefit differs from the amount computed by applying the Canadian combined statutory tax rates to the income (loss) before income taxes for the following reasons:



                                                                        1999       1998
                                                                         $
Provision for (recovery of) income taxes at Canadian statutory rate.    19,000   (22,000)
Increase (decrease) in income taxes resulting from
Deferred tax asset valuation allowance . . . . . . . . . . . . . . .         -    22,000
Tax benefit of loss carryforwards. . . . . . . . . . . . . . . . . .   (19,000)        -
--------------------------------------------------------------------
                                                                             -         -



Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Corporation's deferred tax assets are as follows:



                                           1999     1998
                                            $
Deferred tax assets (liabilities)
Tax benefit of loss carryforwards . . . .      -   22,000
-----------------------------------------
Deferred tax assets, net of liabilities .      -   22,000
Valuation allowance . . . . . . . . . . .      -  (22,000)
-----------------------------------------
NET DEFERRED TAX ASSETS . . . . . . . . .      -        -
-----------------------------------------



The Corporation has provided a valuation allowance for the full amount of deferred tax assets in light of its history of operating losses.

6.  LEASE  COMMITMENTS

The Corporation is committed to the following future minimum annual lease payments for office space:



            $
2000. .   74,476
2001. .   74,476
2002. .   43,445
-------
192,397



Under the operating leases for office space, the Corporation is also required to pay for operating expenses. These amounts vary from year to year depending on usage and are, therefore, not included in the above amounts.

7.  SEGMENTED  INFORMATION

The Corporation's activities are conducted in one operating segment with all activities relating to development and sale of encryption software. To date, all the activities have occurred in Canada.

8.  FINANCIAL  INSTRUMENTS

Financial instruments comprising cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value. It is management's opinion that the Corporation is not exposed to significant currency or credit risks arising from these financial instruments.

CREDIT  RISK

Accounts receivable are subject to concentration of credit risk. As at July 31, 1999, 43% of accounts receivable is outstanding with two customers.

There is no allowance for doubtful accounts recorded for the years ended July 31, 1999 and 1998.

9.  STATEMENTS  OF  CASH  FLOWS

The net change in non-cash working capital balances related to operations consists of the following:


     1999     1998

                                              $           $
Accounts receivable. . . . . . . . . . .   (157,018)   (172,608)
Income taxes recoverable . . . . . . . .      2,238      (2,238)
Accounts payable and accrued liabilities   (413,456)    246,368
Income taxes payable . . . . . . . . . .          -      (2,238)
----------------------------------------
                                           (568,236)     69,284



10.  ECONOMIC  DEPENDENCE

Approximately 29% of the Corporation's sales were made to two customers. These customers accounted for 24% of the Corporation's accounts receivable balance at July 31, 1999.

Approximately 31% of the Corporation's subcontracting expenses were provided by two vendors. These vendors accounted for 23% of the Corporation's accounts payable and accrued liabilities balance at July 31, 1999.

11.  YEAR  2000  ISSUE

The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the Corporation, including those related to the efforts of suppliers, customers, or other third parties, will be fully resolved.

12.  SUBSEQUENT  EVENT

In October 1999, the Corporation's sole shareholder agreed to sell all of the Corporation's issued shares to JAWS Technologies Inc. The Corporation has been dealing with JAWS Technologies Inc. as a customer in the ordinary course of business during 1999.

FINANCIAL  STATEMENTS

PACE  SYSTEMS  GROUP  INC.
Unaudited




SEPTEMBER  30,  1999  AND  1998

PACE  SYSTEMS  GROUP


                                 BALANCE SHEETS


As  at  September  30     Unaudited






                                                      1999      1998
                                                       $
ASSETS
CURRENT
Cash and cash equivalents. . . . . . . . . . . . .   117,377   533,272
Accounts receivable. . . . . . . . . . . . . . . .    60,636   165,762
Income taxes recoverable . . . . . . . . . . . . .    24,546         -
TOTAL CURRENT ASSETS . . . . . . . . . . . . . . .   202,559   699,034
--------------------------------------------------
Fixed assets, net [note 2] . . . . . . . . . . . .     9,289     8,681
--------------------------------------------------
                                                     211,848   707,715

LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIENCY)
CURRENT
Accounts payable and accrued liabilities . . . . .   108,940   564,798
Income taxes payable . . . . . . . . . . . . . . .         -    64,762
Due to related parties [note 4]. . . . . . . . . .   158,407       605
TOTAL CURRENT LIABILITIES. . . . . . . . . . . . .   267,347   630,165
--------------------------------------------------
Commitments and contingencies [notes 6 and 11]

SHAREHOLDER'S EQUITY (DEFICIENCY)
Share capital [note 3] . . . . . . . . . . . . . .       100       100
Retained earnings (deficit). . . . . . . . . . . .   (55,599)   77,450
TOTAL SHAREHOLDER'S EQUITY (DEFICIENCY). . . . . .   (55,499)   77,550
--------------------------------------------------
                                                     211,848   707,715



See  accompanying  notes

PACE  SYSTEMS  GROUP

                         STATEMENTS OF INCOME (LOSS) AND
                           RETAINED EARNINGS (DEFICIT)


Two-month  periods  ended  September  30     Unaudited






                                                      1999       1998
                                                       $
REVENUE
Consulting fees. . . . . . . . . . . . . . . . . .    24,240    450,662
Subcontracting [note 4]. . . . . . . . . . . . . .    75,385    181,871
                                                     (51,145)   268,791

EXPENSES
General and administrative . . . . . . . . . . . .     9,855     19,188
Depreciation . . . . . . . . . . . . . . . . . . .       581        252
                                                      10,436     19,440
Income (loss) before income taxes. . . . . . . . .   (61,581)   249,351
Provision for (recovery of) income taxes [note 5].   (24,546)    67,000
--------------------------------------------------
NET INCOME (LOSS) FOR THE PERIOD . . . . . . . . .   (37,035)   182,351

Deficit, beginning of period . . . . . . . . . . .   (18,564)  (104,901)
--------------------------------------------------
RETAINED EARNINGS (DEFICIT), END OF PERIOD . . . .   (55,599)    77,450
--------------------------------------------------



See  accompanying  notes

PACE  SYSTEMS  GROUP


                            STATEMENTS OF CASH FLOWS


Two-month  periods  ended  September  30     Unaudited






                                                     1999       1998
                                                     $
OPERATING ACTIVITIES
Net income (loss) for the period . . . . . . . .    (37,035)  182,351
Item not requiring an outlay of cash
Depreciation . . . . . . . . . . . . . . . . . .        581       252
Net change in non-cash working capital balances
related to operations [note 10]. . . . . . . . .    245,544   117,348
CASH PROVIDED BY OPERATING ACTIVITIES. . . . . .    209,090   299,951
------------------------------------------------

INVESTING ACTIVITIES
Purchase of fixed assets . . . . . . . . . . . .          -    (2,804)
CASH USED IN INVESTING ACTIVITIES. . . . . . . .          -    (2,804)
------------------------------------------------

FINANCING ACTIVITIES
Due to related parties . . . . . . . . . . . . .   (104,447)        -
CASH USED IN FINANCING ACTIVITIES. . . . . . . .   (104,447)        -
------------------------------------------------

NET INCREASE IN CASH DURING THE PERIOD . . . . .    104,643   297,147
Cash, beginning of period. . . . . . . . . . . .     12,734   236,125
------------------------------------------------
CASH, END OF PERIOD. . . . . . . . . . . . . . .    117,377   533,272
------------------------------------------------



See  accompanying  notes

PACE  SYSTEMS  GROUP

                          NOTES TO FINANCIAL STATEMENTS

                      September 30, 1999          Unaudited


PACE  SYSTEMS  GROUP

                          NOTES TO FINANCIAL STATEMENTS

                      September 30, 1999          Unaudited


1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICES

Pace Systems Group [the "Corporation"] was incorporated in 1986 under the laws of Ontario. The Corporation's purpose is providing consulting services to companies relating to information systems.

The accompanying financial statements reflect all adjustments which are, in the opinion of management, necessary to reflect a fair presentation for the periods being presented.

These financial statements have, in management's opinion, been properly prepared in accordance with generally accepted accounting principles. The more significant accounting policies are summarized below:

REVENUE  RECOGNITION

Consulting  fees  are  recognized  when  the  services  are  rendered or earned.

USE  OF  ESTIMATES

Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which would affect the amount of recorded assets, liabilities, revenue and expenses. Actual amounts could differ from these estimates.

FIXED  ASSETS

Fixed assets are recorded at cost less accumulated depreciation. Depreciation is provided on a declining balance basis at rates which are designed to amortize the cost of the assets over their estimated useful lives as follows:

Furniture  and  fixtures     20%
Computer  hardware     30%

INCOME  TAXES

The Corporation accounts for deferred income taxes based on the liability method. Under the liability method, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases measured using the substantially enacted tax rates and laws that will be in effect when the differences as reflected reverse.

FOREIGN  CURRENCY  TRANSLATION

Monetary assets and liabilities denominated in foreign currencies are translated into Canadian dollars at the rates of exchange prevailing at the balance sheet dates. Non-monetary assets and liabilities denominated in foreign currencies are translated into Canadian dollars at historic rates. Revenue and expenses denominated in foreign currencies are translated into Canadian dollars at the rates prevailing at the transaction dates. Exchange gains and losses are included in income (loss) for the period.

CASH

Cash  consists  of  cash  on  hand  and  balances  with  banks.

2.  FIXED  ASSETS

Fixed  assets  consist  of  the  following:



                             1999
                         -------------
ACCUMULATED                NET BOOK
COST                     DEPRECIATION    VALUE
                              $           $
Furniture and fixtures.         67,949   58,660  9,289
Computer hardware . . .          1,279    1,279      -
-----------------------
                                69,228   59,939  9,289

                                  1998
                         -------------
    ACCUMULATED . . . .  NET BOOK
  COST. . . . . . . . .  DEPRECIATION   VALUE
  $ . . . . . . . . . .  $              $

Furniture and fixtures.         65,192   56,871  8,321
Computer hardware . . .          1,279      919    360
-----------------------
                                66,471   57,790  8,681



3.  SHARE  CAPITAL

Share  capital  consists  of  the  following:



                    1999   1998
                     $
AUTHORIZED
100 common shares

ISSUED
100 common shares.    100   100
------------------



On August 20, 1999, the Articles of Incorporation were amended to change the amount of authorized common shares to unlimited.

4.  RELATED  PARTY  TRANSACTIONS

As at September 30, the Corporation has outstanding account balances with its shareholder and related party as follows:



                         1999    1998
                         $
1322669 Ontario Inc..   157,948     -
Shareholder . . . . .       459   605
---------------------
                        158,407   605



The amount due to the shareholder is unsecured, non-interest bearing and is due on demand. 1322669 Ontario Inc. is wholly-owned by the Corporation's sole shareholder.

Effective August 1, 1999 the Corporation assigned the contracts which earned consulting fees to JAWS Technologies Inc. [note 12]

5.  INCOME  TAXES

The income tax benefit differs from the amount computed by applying the Canadian combined statutory tax rates to the income (loss) before income taxes for the following reasons:



                                                  1999      1998
                                                   $
Income tax benefit at Canadian statutory rate.   (24,546)  67,000
Increase (decrease) in taxes resulting from:
Deferred tax asset valuation allowance . . . .         -        -
Tax benefit of loss carryforwards. . . . . . .         -        -
----------------------------------------------
                                                 (24,546)  67,000



At the end of the period, no deferred tax asset or deferred tax liability had been recorded.

6.  LEASE  COMMITMENTS

The Corporation is committed to the following future minimum annual lease payments for leasing office space:



            $
2000. .   62,063
2001. .   74,476
2002. .   55,858
-------
192,397



Under the operating leases for office space, the Corporation is also required to pay for operating expenses. These amounts vary from year to year depending on usage and are therefore not included in the above lease payments.

7.  SEGMENTED  INFORMATION

The Corporation's activities are conducted in one operating segment with all activities relating to development and sale of encryption software. To date, all the activities have occurred in Canada.

8.  FINANCIAL  INSTRUMENTS

Financial instruments comprising cash, accounts receivable, accounts payable and accrued liabilities approximate their fair value. It is management's opinion that the Corporation is not exposed to significant currency or credit risks arising from these financial instruments.

CREDIT  RISK

Accounts receivable are subject to concentration of credit risk. As at period end, 87% of accounts receivable is outstanding with three customers.

There is no allowance for doubtful accounts recorded for the two-month periods ended September 30, 1999 and 1998.

9.  ECONOMIC  DEPENDENCE

100% of the Corporation's sales were made to three customers. These customers accounted for 47% of the Corporation's accounts receivable balance at period end.

Approximately 99% of the Corporation's subcontracting expenses were provided by seven vendors. These vendors accounted for 16% of the Corporation's accounts payable and accrued liabilities balance at period end.

10.  STATEMENTS  OF  CASH  FLOWS



                                             1999      1998
                                              $
Accounts receivable . . . . . . . . . . .   290,195    28,051
Income taxes recoverable. . . . . . . . .   (24,546)    2,238
Accounts payable and accrued liabilities.   (20,105)   22,297
-----------------------------------------
Income taxes payable. . . . . . . . . . .         -    64,762
                                            245,544   117,348



11.  YEAR  2000  ISSUE

The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the Corporation, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

12.  SUBSEQUENT  EVENT

In October 1999, the Corporation's sole shareholder agreed to sell all of the Corporation's issued shares to JAWS Technologies Inc. The Corporation has been dealing with JAWS Technologies Inc. as a customer in the ordinary course of business during 1999.

S:\C4\604\42604\20\0055-13-takeover  circular  (compilation).doc     C-36


                            JAC FINANCIAL STATEMENTS



                                AUDITORS' REPORT



To  the  Directors  of
JAWS  Acquisition  Corp.
We have audited the balance sheet of JAWS Acquisition Corp. as at November 29, 1999. This financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based on our audit.
We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation.
In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of the Company as at November 29, 1999 in accordance with accounting principles generally accepted in Canada.



Calgary,  Canada     (signed)  Ernst  &  Young  LLP
November  29,  1999     Chartered  Accountants
(except  for  Note  5  which  is
as  at  December  9,  1999)

                             JAWS ACQUISITION CORP.
           (Incorporated under the Alberta Business Corporations Act)


                                  BALANCE SHEET
                      (all amounts stated in U.S. dollars)







          AS  AT
          NOVEMBER  29,
          1999

                        $
                        --
ASSETS
CURRENT
Cash . . . . . . . . .   1
SHAREHOLDER'S EQUITY
Share capital [note 3]   1


See  accompanying  notes

On  behalf  of  the  Board:

     (signed)     Arthur  Wong     (signed)     Riaz  Mamdani
          Director     [Director]

1.  INCORPORATION
The Company was incorporated on November 24, 1999 and has been inactive from the date of incorporation to November 29, 1999.
2.  SIGNIFICANT  ACCOUNTING  POLICIES
The financial statement of the Company has been prepared in accordance with accounting principles generally accepted in Canada. This financial statement has, in management's opinion, been properly prepared within reasonable limits of materiality.
3.  SHARE  CAPITAL



AUTHORIZED
Unlimited number of exchangeable shares
Unlimited number of common shares
                                         $
ISSUED AND OUTSTANDING
1 common share. . . . . . . . . . . . .   1


4.  YEAR  2000
The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect a company's ability to conduct normal business operations. Management has developed and is implementing a plan designed to identify and address the expected effects of the Year 2000 Issue on the Company. An assessment of the readiness of third parties such as customers, suppliers and others is ongoing. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the Company, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.
5.     SUBSEQUENT  EVENT
On November 2, 1999 and as amended December 2, 1999, JAWS Technologies, Inc., the Company's parent, entered into a pre-acquisition agreement with Offsite Data Services Ltd. ("Offsite"), a company incorporated in the Province of Alberta and listed on the Alberta Stock Exchange, whereby the companies have agreed to combine their business interests through an offer by JAWS Technologies, Inc., through its wholly-owned subsidiary, JAWS Acquisition Corp., to purchase all the outstanding shares of Offsite. The offer is expected to be mailed on December 10, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and other similar expressions or variations of such words are intended to identify these forward-looking statements. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, possible changes in legislation and other statements regarding matters that are not historical fact are forward-looking statements. Forward-looking statements involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, availability of financial resources adequate for short-,medium- and long-term needs, demand for our products and services and market acceptance, as well as those factors discussed in this "ITEM
2. Management's Discussion and Analysis of Financial Condition and Operating Results" and elsewhere in this Report.

                         CORPORATE AND BUSINESS OVERVIEW

     JAWS Technologies, Inc. ("JAWS") was incorporated as a Nevada corporation on January 27, 1997 under the name "e-biz" solutions, inc. ("e-biz"). On February 10, 1998, e-biz entered into an agreement to purchase all the outstanding common shares of JAWS Canada in exchange for 1,500,000 shares of the restricted common stock of e-biz and options to purchase 400,000 shares of such restricted common stock at $0.50 per share. On March 27, 1998, e-biz changed its name to JAWS Technologies, Inc.
The registered office of JAWS is located at Paracorp Incorporated, 208, 318 Carson Street, Carson City, Nevada 89701 and its head office is located on the second floor at 1013 - 17th Avenue S.W., Calgary, Alberta T2T OA7. JAWS is currently the parent corporation of two operating subsidiaries, JAWS Canada and Pace. The overall strategic goal for JAWS is to consolidate the highly fragmented information security industry, achieve increasing economies of scale through the acquisition of high growth, emerging market firms and integrate such firms through centralized administration and planning. Through industry and management expertise, JAWS attempts to ensure that acquired firms receive the capital and corporate planning necessary to maximize the growth potential within each information system niche.
The shares of JAWS Common Stock trade on the OTC Bulletin Board under the symbol "JAWZ". For a description of the OTC Bulletin Board, see "The OTC Bulletin Board" in this Circular.
JAWS  CANADA
     JAWS currently owns 100% of the shares of JAWS Canada. JAWS Canada was incorporated under the laws of the Province of Alberta on September 18, 1997. The registered office of JAWS Canada is located at 4500, Bankers Hall East, 855
- 2nd Street S.W., Calgary, Alberta T2P 4K7 and its head office is located on the second floor at 1013 - 17th Avenue S.W., Calgary, Alberta T2T OA7. JAWS Canada specializes in the field of high-end information security, providing consulting services and software solutions to minimize the threats to clients' information and communications. At its offices in Calgary, Alberta, JAWS Canada develops proprietary encryption software using what is currently one of the world's strongest encryption algorithms, L5 , to secure binary data in various forms, including streamlining or blocking data.
L5 was developed and refined over approximately 15 years by its inventor Mr. James L. A. Morrison. Mr. Morrison was Chief Programmer at JAWS Canada from
March  1,  1998  to  April  20,  1999.
On October 20, 1997, JAWS Canada Software Ltd. (a company controlled by Mr. Morrison) assigned all of its right, title and interest in L5 , and other miscellaneous intellectual property, to JAWS Canada. In October 1998, during JAWS Canada's patent application process, there was a further assignment of L5 , and other miscellaneous intellectual property, to JAWS Canada by Mr. Morrison personally in order to fulfill the requirements of the patent application process. L5 itself is not the software produced and marketed by JAWS Canada but the mathematical process outlining the detailed steps required to encrypt and decrypt data. L5 can be incorporated into a variety of software programs requiring encryption of data.
Since the acquisition of L5 by JAWS Canada, a team of JAWS Canada software engineers has developed and continues to develop numerous applications for L5 on many different platforms (such as JAWS Desktop , JAWS Xmail , and JAWS Memo , all of which have withstood in-depth scrutiny from hacking experts). L5 software, prior to acquisition, had been developed using the Borland Delphi computer programming language on a Windows 95/98 platform. The software consisted primarily of L5 and a Windows user interface. Since that time, L5 has been rewritten in the C language. An in-house JAWS Canada cryptographer, with the co-operation of two University of Calgary professors, has made several refinements to L5 including some changes introduced to address speed and security considerations. C language can be used in a variety of operating systems (e.g. UNIX, OS/2, VMS, and Windows CE). As L5 is no longer limited to Windows, it can now be deployed interoperably on a variety of platforms. JAWS Canada's business plan is to become a full service information security solution provider. In accordance with this plan, JAWS Canada currently markets both information security products and professional information security services.
In an attempt to create and maintain a competitive advantage in the information security industry, JAWS Canada strives to continually differentiate itself from other industry players and works towards establishing strong brand loyalty for its products and services through multiple channels of distribution. The distribution strategy used by JAWS Canada addresses the requirements of small organizations to large enterprises and matches the appropriate sales and distribution channels to the software and services offered.
Further information with respect to JAWS Canada is set forth under the heading "JAWS Canada" in Appendix B, which is incorporated into and forms part of this Circular.



                              RESULTS OF OPERATIONS

                               FINANCIAL POSITION
                     SEPTEMBER 30, 1999 V. DECEMBER 31, 1998


                       SEPTEMBER 30, 1999     DECEMBER 31, 1998

                         ($USD)     ($USD)
                       ----------  ---------

CURRENT ASSETS. . . .  1,199,394    194,549
LONG TERM ASSETS. . .    498,004     78,830
---------------------  ----------  ---------
TOTAL ASSETS. . . . .  1,697,398    273,379
---------------------  ----------  ---------
CURRENT LIABILITIES .  1,110,368    700,432
---------------------  ----------  ---------
LONG TERM LIABILITIES  1,158,337    146,606
---------------------  ----------  ---------
TOTAL LIABILITIES . .  2,268,705    847,038
---------------------  ----------  ---------
TOTAL EQUITY. . . . .   (571,307)  (101,204)
---------------------  ----------  ---------



     Revenue for the nine months ending September 30, 1999 was $ 372,630 as compared with $29,068 ending December 31, 1999. Subsequent to September 30, 1999, JAWS completed the acquisition of Pace Systems Group Inc ("Pace"). The results for operations of this entity will be consolidated with JAWS' results in the fourth quarter. During the period of July 31, 1999 to September 30, 1999, JAWS earned $337,988 from Pace contracts which revenue is included in the September 30, 1999 financial statements.

     The loss for the period ending September 30, 1999 was $ 3,839,135 as compared with $ 2,210,064 ending September 30, 1998.

     Expenses in all categories have increased significantly as a result of the continued growth of operations, moving JAWS products toward and into the commercialization stage and the expenses related to acquisitions. These include expenses related to the preparation of various marketing and sales documents and materials, wages and benefits, requirements for office space, supplies and other office related expenses. For example, JAWS spent $ 234,398 on advertising and promotion for the period ending September 30, 1998 as compared with $194,764 in 1998. Expenditures on rent and wages and employee benefits also reflect growth of operations; for the period ending September 30, 1999 JAWS spent $752,135 on wages and benefits and $ 180,840 on rent. For the period ending December 31, 1998 JAWS spent $283,728 on wages and benefits and $29,637 on rent. All of these increases relate to the growth of the business, operations and administration of JAWS.

JAWS anticipates that all JAWS' operating, and general and administrative expenses will continue to increase as JAWS' operations grow and the marketing and sales initiatives expand. It is expected that the costs associated with these initiatives will continue to increase before revenues are realized.

     Given the trend of JAWS increasing expenses related to operations, management has forecasted that expenses will continue to increase and revenues for the next year will not be sufficient to support growing expenses. JAWS will continue to require equity investment for at least the next year to support these expenses, even though the gap between revenue and expenses lessens slightly as sales revenues begin to be realized.

ASSETS

     Current assets increased to $1,199,394 at September 30, 1999 from $194,549 at December 31, 1998. This increase is primarily due to the issuance of convertible debentures to Thomson Kernaghan & Co. Limited. ("Thomson Kernaghan") that put the company in a positive cash position. Fixed assets increased from $92,291 to $580,296 during this period.

LIABILITIES

     Current liabilities increased to $1,110,368 from $700,432. This increase is primarily due to the growth of JAWS operations and the proportionate growth in the accounts payable to suppliers and contractors.

     Long Term liabilities increased by $1,421,667 between December 31, 1998 and September 30, 1999. This increase is attributable to the issuance of convertible debentures.

STOCKHOLDERS'  EQUITY

     Overall the balance in shareholders equity has not changed materially from December 31, 1998 to September 30, 1999 ($573,659 versus $571,307 respectively)
as  equity  injections  offset  operating  losses.   However,  the  individual
components of shareholders equity have changed significantly. As a direct reflection JAWS increasing availability of and access to capital, capital in excess of par value (and correspondingly share captial) increased dramatically from $2,212,153 to $5,369,891 ($10,612 to $15,114 for share capital), as JAWS issued shares to finance the continuing growth of operations. Contributed surplus increased (proportionately to share capital and capital in excess of par value) from $425,559 to $1,241,607 due to the issuances of warrants associated with the share offerings. Shares were primarily issued for cash in private placements. As expected and illustrated in the Income Statement, expenditures outpaced revenue by a large margin. Correspondingly, shareholders deficit increased in size from -$3,213,141 to -$7,052,276 due to JAWS expected and ongoing operating losses.

FINANCIAL  CONDITION,  LIQUIDITY  AND  CAPITAL  RESOURCES

     Net cash used in operations for the period ending September 30, 1999, was $ 2,741,731 as compared with $ 727,588 for the fiscal period ended September 30, 1998. These increases are a result of the increased expenses incurred as noted above. Management plans to raise additional capital in 2000 and is working toward arranging the appropriate equity investments to maintain reasonable levels of working capital. As at September 30, 1999 JAWS had raised $ 3,941,641 in additional working capital for operations.

     Cash on hand of $ 664,428 at September 30, 1999, is an increase from $ 0 at September 30, 1998. This increase is as a result of a series of stock issuances and funds advanced under a convertible debenture agreement. A net amount of $3,941,641 was raised from financing during the nine month period January 1, 1999 to September 30, 1999 and these funds will be deployed primarily to fund operations.

     Accounts payable and accrued liabilities have increased from $ 428,600 at December 31, 1998 to $897,947 in September 30, 1999. These increases are a result of the efforts of management to increase sales revenue and grow JAWS' operations and are consistent with the other expense increases in 1999. JAWS has anticipated and budgeted for these increases to provide for the organizations' shift from R & D to commercialization and to provide for the growth of operations. Management has budgeted for this trend and expects the trend will continue until cash flow from sales is realized allowing JAWS to reduce the trade accounts in a more timely fashion.

     JAWS has not established any lines of credit outside of trade accounts and will not be in a position to negotiate any lines of credit until sales contracts have been validated and matured. JAWS has not used any debt instruments to date due to its early stage of operations, other than long term capital leases and convertible debentures which have recently been converted to equity. (See Form 8K dated December 2, 1999 and the 8K amendment filed December 7, 1999 for additional information on the conversion of the convertible debentures).

FINANCING

          On September 25, 1998, JAWS entered into a $2,000,000, 10% Convertible Debenture Agreement with Thomson Kernaghan and 1,428,572 warrants to purchase 1,428,572 common shares at $0.28 per common share. The Thomson Kernaghan warrants expire on October 31, 2002 and may be exercised in whole or in part, from time to time, prior to October 31, 2002 in accordance with the terms of the Thomson Kernaghan warrants and the amended debenture agreement. The Thomson Kernaghan warrants are assignable, and non-callable. Around this time JAWS also entered into an agreement with Bristol Asset Management LLC ("Bristol") whereby JAWS was given the right to obligate Bristol to buy up to 25,000,000 shares of Common Stock for up to $7,000,000 in "put" options.

     On April 20, 1999, JAWS signed a settlement agreement with and in consideration of the cancellation of the previous financing arrangement JAWS has granted warrants to Bristol to purchase 1,000,000 shares of the common stock of JAWS at $0.70 USD, expiring April 15, 2002. The cancellation of this financing will not have an immediate impact on JAWS' plan of operation.

     On April 27, 1999, JAWS and Thomson Kernaghan amended the debenture agreement, increasing the amount available to $5,000,000. $1,520,000 of the $5 million available under the amended debenture agreement was advanced in accordance with the terms of debentures issued by JAWS.

On November 17, 1999, JAWS executed a Debenture Acquisition Agreement Amendment and Settlement Agreement with Thomson Kernaghan, (the "Settlement Agreement") in order to settle the outstanding obligations of the parties relating to the $5,000,000 Debenture Acquisition Agreement dated September 25, 1998, as amended on April 27, 1999.

     The Settlement Agreement settles the conversion terms of the $1,520,000 advanced under Debenture Agreement and the exercise of outstanding warrants issued under the Debenture Agreement and terminates all further obligations related to the Debenture Agreement.

     Debentures issued pursuant to the Debenture Agreement have been converted to 5,127,672 restricted shares.

Thomson Kernaghan has exercised all of the outstanding warrants issued pursuant to the Debenture Agreement for the issuance of 2,180,220 shares in the common stock of JAWS.

     The  parties  have  signed  a  mutual  release.


                               RECENT DEVELOPMENTS

FINANCING  AFTER  SEPTEMBER  30,  1999

     On October 28, 1999, JAWS sold 283,000 shares of JAWS Common Stock at U.S.$1.50 per share for an aggregate investment of U.S.$424,500 to Striker Capital, in a private placement.
     On November 24, 1999, JAWS sold 411,765 shares of JAWS Common Stock at U.S.$1.70 per share to Heronwood, Ltd. for an aggregate investment of U.S.$700,000 in a private placement. Further, the sale included 411,765 warrants to purchase 411,765 shares of JAWS Common Stock at U.S.$1.70 per share until November 1, 2002.

     It is anticipated that on or about December 15, 1999, JAWS will sign a placement agency agreement with Smallcaps Online LLC and Thomson Kernaghan with respect to a private placements of units for an aggregate of between U.S.$8,500,000 and U.S.$10,625,000. Under the provisions of this agreement, units consisting of one share of JAWS Common Stock and a warrant to purchase of one share of JAWS Common Stock at a price of U.S.$6.50 per share, which warrants expire upon the third anniversary of the effective date of the JAWS registration statement relating to these securities. The units are to be sold, on a best efforts basis, at a price of U.S.$4.25 per unit. The private placement is expected to close on December 17, 1999, unless otherwise extended by JAWS. The warrants are callable after the effective date of the applicable JAWS registration statement at U.S.$0.001 upon 30 days notice if the closing price of shares of JAWS Common Stock exceeds U.S.$9.75 for 30 consecutive trading days. The exercise price of the warrants is to be discounted in the event that the applicable JAWS registration statement is not declared effective within certain time periods.
     Further, on the closing date, JAWS will issue warrants to Smallcaps Online LLC and Thomson Kernaghan entitling the holders thereof to acquire shares of JAWS Common Stock at U.S.$4.25 per share for a period of three years from the effective date of the JAWS registration statement. The number of warrants to be issued is to be 10% of the total number of units sold pursuant to the private placement.

     JAWS believes, based on its current operating plan, that its current available cash balances, and additional funds expected to be raised through the Private Placement Memorandum to be sufficient to fund its operations through the next 12 months.

     No assurance can be given, however, that JAWS will be successful in obtaining financing on terms acceptable to the Company, if at all. Should the Company fail to obtain any such financing, or to obtain such financing on terms favorable to JAWS, JAWS may be unable to continue with its business plan, to commercialize its products or continue its current operations as presently conducted, if at all, beyond December 31, 2000. JAWS' cash requirements may vary materially from those now planned because of factors such as acquisitions, product development, geographical expansion, and costs related to the growth of operations.

ACQUISITION  OF  PACE

     Effective as of November 3, 1999, JAWS acquired 100% of the issued and outstanding common shares of Pace Systems Group Inc. ("Pace") in exchange for a maximum issuance of 1,731,932 shares of JAWS Common Stock, valued at U.S.$1.70 per share, to be released over a period of two years. JAWS, considering the value of all of the assets of Pace, including the physical assets reported on the audited financial statements of Pace dated July 31, 1999, historical revenues, customer lists, goodwill, leases, key employees and other assets, determined the value of Pace to be U.S.$2,944,284. Such a valuation represents an amount equal to 2.29 times the gross revenues of Pace for the fiscal year ended July 31, 1999. However, according to the applicable share purchase agreements, the final purchase price for the Pace common shares is dependent upon certain performance and revenue targets of four key employees. Pace was incorporated under the laws of the Province of Ontario on August 15, 1986 under the name of Pace Systems Group Inc. The registered office and head office of Pace is located at 307, 1 Concord Gate, Don Mills, Ontario M3C 3N9. Pace is a private company with a history of providing financial information technology security solutions to retailers and large financial organizations in North America and Europe. More specifically, Pace offers services in the area of payment systems, including point of sale automated banking machine electronic funds transfer switch implementation, point of sale application and device integration, network architecture and design, system integration and project management. With the acquisition of Pace, JAWS retained several highly qualified financial information and technology specialists who have developed relationships with clients including several large Canadian banks and international banks, Sun Life Trust, Interac, ING Direct, SNS Assure, Future Shop and Grand & Toy. Four key specialists have agreed to continue their employment with Pace for a period of at least 24 months while the other specialists are engaged by Pace as consultants. The total number of specialists varies between 10 and 20 individuals.
Pace has worked with most of the major financial institutions of Canada with respect to the development of retail banking systems. As a result, it has extensive knowledge of the electronic payment technology currently in place in Canada. Pace also has a broad familiarity with most electronic payment technologies and has strategic, formal and informal, working relationships with Compaq/Tandem, Oracle, ACI and others. Such relationships are based upon Pace gaining knowledge of the products of these companies and assisting clients in implementing solutions. As a result, Pace is currently one of the few Canadian companies with the capability to evaluate, recommend, integrate, implement, source and operate a variety of technologies and assist clients in delivering improved electronic commerce products and services to their clients. Pace has specialized knowledge with respect to Interac and currently offers implementation and business expertise to retailers, financial institutions and third party processors with respect to the connection of such companies to their banks or similar service providers or as a Direct Connector to the Interac network.
     Other services which Pace provides include pre-sales support to assist with the customization of sales efforts for prospective clients, software development, device certification (primarily with respect to the certification of "Secure PIN Entry Devices", as defined in the regulations of Interac) and testing, hardware and software vendor proposal evaluation, creation of requests for information or proposals to be distributed by the client to prospective hardware and software vendors, systems implementation, facilities management, post implementation support, user and technical documentation, user training, general consulting and year 2000 conversion and testing.
PENDING  OFFSITE  ACQUISITION

     JAWS, through its wholly-owned subsidiary JAWS Acquisition Corp. (the "JAC"), is offering to purchase all of the outstanding common shares of ("Offsite Shares") and common share purchase B warrants of Offsite ("Offsite Warrants") upon the terms and subject to the conditions described in an Offer to Purchase (the "Offer") dated December 9, 1999. The Offer is made on the basis of 0.3524 of an exchangeable share in the capital of JAC (an "Exchangeable Share") for each Offsite Share and one Exchangeable Share purchase warrant of JAC (a "JAC Warrant") for each Offsite Warrant. Each whole Exchangeable Share will be exchangeable for one share of the common stock of JAWS ("JAWS Common Stock"). Each JAC Warrant will have substantially the same terms and conditions as the corresponding Offsite Warrant except that instead of receiving an Offsite Share upon exercise, the holder will receive 0.3524 of an Exchangeable Share. The JAC Warrants may not be exercised in the United States or by or on behalf of U.S. Persons. The Exchangeable Shares and the JAC Warrants may be resold provided that no offer of the Exchangeable Shares is made to a person in the United States and such sale is not accompanied by any directed selling efforts in the United states, and either (a) at the time the buy order is originated, the buyer is outside the United States and the seller or any person acting on the seller's behalf reasonably believe the buyer is outside the United States, or (b) the transaction is executed through the facilities of a Canadian stock exchange and neither the seller nor any person acting on its behalf knows that the transaction has be prearranged with or on behalf of a buyer in the United States. Jaws does not expect that the Exchangeable Shares will be listed on any stock exchange in Canada or elsewhere. Persons who hold both Offsite Shares and Offsite Warrants will be treated for the purpose of the Offer as having exchanged their Offsite Shares and Offsite Warrants for a combination of Exchangeable Shares and JAC Warrants as a single exchange rather than two separate exchanges.

     According to the securityholders lists of Offsite, as at November 22, 1999 there were 13,285,728 Offsite Shares and 1,818,550 Offsite Warrants outstanding. Each Offsite Warrant entitles the holder to acquire one Offsite Share at a purchase price of $0.40n CDN per share. As of December 15, 1999, there are 21,326,945 shares of JAWS Common Stock outstanding and one common share of JAC outstanding. Assuming that all of the outstanding Offsite Shares (including Offsite Shares issuable upon exercise of all outstanding options, warrants or other rights) are tendered in acceptance of the Offer and JAC takes up and pays for such Offsite Shares, JAC will issue approximately 6,012,769 Exchangeable Shares. Assuming that all of the holders of Exchangeable Shares exchange their Exchangeable Shares for shares of JAWS Common Stock, JAWS will issue approximately 6,012,769 shares of JAWS Common Stock.
The holders of Exchangeable Shares will be entitled to dividends and other economic rights equivalent to those of shares of JAWS Common Stock and will be entitled, through a voting trust, to vote at meetings of the shareholders of JAWS. Each holder of the Exchangeable Shares and JAC Warrants may resell their Exchangeable Shares or JAC Warrants only in accordance with Regulation S, or pursuant to an applicable securities law exemption. Pursuant to the resale provisions of Regulation S, a holder (other than a holder who is an affiliate of JAC by virtue of a relationship other than as a director or officer thereof) of Exchangeable Shares or JAC Warrants may resell such shares through the facilities of a recognized Canadian stock exchange provided that (a) such sale is not accompanied by any directed selling efforts in the United States and (b) neither the seller nor any person acting on its behalf knows that the transaction has been prearranged with or on behalf of a buyer in the United States (with additional conditions imposed upon directors and officers of JAC). Jaws does not expect that the Exchangeable Shares will be listed on any stock exchange in Canada or elsewhere. The Exchangeable Shares issued in connection with the Offer and upon exercise of the JAC Warrants may not be exchanged for shares of JAWS Common Stock until a registration statement registering the issuance of the JAWS Common Stock upon the exchange is effective. JAWS has agreed that it will file a registration statement with the United States Securities and Exchange Commission (the "SEC") no later than 30 days after the first anniversary of the completion of the acquisition of any of the remaining Offsite Shares not tendered pursuant to the Offer. The JAC Warrants may not be exercised in the United States or by or on behalf of the U.S. Person. The Exchangeable Shares are designed to provide an opportunity for holders of Offsite Shares and Offsite Warrants to achieve a Canadian tax deferral in certain circumstances provided a joint tax election is filed on a timely basis. Persons who only hold Offsite Warrants and exchange their Offsite Warrants for JAC Warrants as part of the Offer will not be eligible to make such a joint tax election. Such persons may consider exercising their Offsite Warrants and tendering their Offsite Shares to the Offer so that they become eligible for a Canadian tax deferral upon filing a joint tax election with the Offeror. Each of the founders and principal shareholders of Offsite, has agreed to tender his Offsite Shares (representing approximately 40% of the outstanding Offsite Shares) and Offsite Warrants in acceptance of the Offer. Under the terms of the agreements with these individuals, these securities may not be withdrawn from the Offer.
The Offer to purchase Offsite Shares and Offsite Warrants is subject to certain conditions, including but not limited to, that no change occurs in the business, capitalization or financial condition of Offsite that is materially adverse and that there are validly deposited under the Offer and not withdrawn at least 90% of the outstanding Offsite Shares (calculated on a diluted basis) and 90% of the outstanding Offsite Warrants.
     JAC reserves the right to withdraw or terminate the Offer and not take up and pay for, or to extend the period of time during which the Offer is open and postpone taking up and paying for, any Offsite Shares or Offsite Warrants deposited under the Offer unless all of the conditions contained in the Offer are satisfied or waived by JAC.

JAWS  ACQUISITION  CORP  ("JAC")
     JAC is a wholly-owned subsidiary of JAWS and was incorporated under the Business Corporations Act (Alberta) on November 24, 1999 for the purpose of making the Offer. JAC has no material assets, capital or liabilities and no operating history. JAC's registered office is located at 4500, Bankers Hall East, 855 - 2nd Street S.W., Calgary, Alberta T2P 4K7 and its head office is located on the second floor at 1013 - 17th Avenue S.W., Calgary, Alberta T2T 0A7.

OFFSITE'S  CORPORATE  HISTORY

     Offsite  was  incorporated  on  January  10,  1995 under the name of 638279
Alberta Ltd. By articles of amendment dated June 1, 1995, the name of the corporation was changed to Offsite Data Services Ltd. The registered office of Offsite is located at 1600, 407 - 2nd Street S.W., Calgary, Alberta T2P 2Y3 and its principal business office is located at 301, 630 - 8th Avenue S.W., Calgary, Alberta T2P 1G6.

     Offsite is a Calgary-based company in the internet based data storage management industry. It is a service provider of on-line data storage management. For a monthly fee, Offsite offers secure, fully automated on-line backup, retrieval and storage services through the internet from its data centre in Calgary.

     Offsite has entered an international software license distribution agreement with Beta Systems of Canada Ltd. (formerly Harbor Systems Management Ltd.) for HarborTM back-up and protection for distributed data software, version
5.0 (the "HarborTM Software") for a five-year period commencing August 16, 1998, with a five-year renewal option. The HarborTM Software consists of four components:

(a) HarborTM Backup Host, which provides overall control and management of all the back-up and archive activities of the client, is located on a centrally located mainframe (MVS) computer;

(b) HarborTM Client, which resides on the client's computer and communicates with the back-up host at the mainframe (MVS) computer and coordinates back-up and archiving of data service requests;

(c) HarborTM Distributed Storage Services, which allow local area networks or multiple networked personal computers the ability to back-up and restore data; and

(d) HarborTM Transport Gateway, which provides high-speed communication among a wide variety of local area network and wide area network protocols.

     Offsite Shares trade on the Canadian Venture Exchange ("CDNX") under the symbol "OS" and the Offsite Warrants trade on the CDNX under the symbol "OS.WT".

BENEFITS  TO  OFFSITE  ACQUISITION

     The integration of the two companies will increase the competitive advantages of both JAWS and Offsite through consolidation of skills, resources and technologies. The combination of the Company's current and future security products with Offsite's vaulting technology will allow the Company's shareholders to participate in the innovation of market-lead data vaulting and security software, thus increasing the market share within the Company's targeted market verticals, increasing the brand loyalty for the Company's products and services, and adding value for current and future Company and Offsite clientele.


SELECTED  PRO  FORMA  CONSOLIDATED  FINANCIAL  INFORMATION

     The following table sets out certain consolidated financial information for JAWS, Pace and Offsite as well as certain pro forma consolidated financial information after giving effect to the Offer and certain other adjustments. THE FOLLOWING INFORMATION SHOULD BE READ IN CONJUNCTION WITH THE PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS OF JAWS SET FORTH IN APPENDIX A TO THE CIRCULAR. THE INFORMATION PRESENTED BELOW AND IN APPENDIX A ASSUMES ALL THE OFFSITE SHARES (INCLUDING OFFSITE SHARES ISSUABLE UPON EXERCISE OF ALL OUTSTANDING COMMON SHARE PURCHASE A WARRANTS OF OFFSITE) ARE TENDERED IN ACCEPTANCE OF THE OFFER, JAC TAKES UP AND PAYS FOR SUCH OFFSITE SHARES AND ALL EXCHANGEABLE SHARES ARE EXCHANGED FOR SHARES OF JAWS COMMON STOCK.

                          JAWS     PACE     OFFSITE     PRO FORMA
      (As at or for the     (As at or for the     (As at or for the     CONSOLIDATED
       nine month period     nine month period     nine month period     (As at or for
                                       the nine
      ended September     ended September     ended September     month period ended
                30, 1999     30, 1999     30, 1999)     September 30, 1999)

                                   (unaudited)  (unaudited)  (unaudited)  (unaudited)
                                   -----------  -----------
                                   (U.S.$000s)

Revenue . . . . . . . . . . . . .         373          667          160        1,200
Net loss for the period . . . . .      (4,205)        (361)        (446)      (7,994)
Total assets. . . . . . . . . . .       2,177          127          399       18,314
Long-term debt. . . . . . . . . .       1,172            -            1           82

Shareholders' equity (deficiency)         (92)         (54)         313       15,865




                               MANAGEMENT CHANGES

     Effective November 30, 1999, Cameron Chell submitted his resignation to JAWS which was accepted by the Company's board. As at November 30, 1999, JAWS has four board members: Robert Kubbernus, Julia Johnson, Arthur Wong and Riaz Mamdani.


                                  RISK FACTORS

     In addition to the risk factors set out below, please see risk factors as set forth in it Form 10-SB effective November 1, 1999 previously filed.

NO  ASSURANCE  OF  COMPLETION  OF  OFFSITE  ACQUISITION

     The agreement to acquire Offsite provides a number of conditions precedent to closing the transaction, including, but not limited to, regulatory approval from regulatory bodies, at least 90% of the outstanding Offsite Warrants and Offsite shares being tendered and other conditions. There can be no assurance that JAWS or Offsite will be able to meet all of these conditions precedent, or even if the companies meet such obligations, that other unforeseen circumstance might obstruct the closing of the proposed transaction.

 RISKS  ASSOCIATED  WITH  RECENT  AND  PROPOSED  ACQUISITIONS

     With the recent acquisition of Pace, and if the Offsite acquisition is successfully concluded, there can be no assurance that JAWS will be able to profitably manage or successfully integrate the acquired assets and personnel without substantial expenses, delays or other operational or financial problems. The acquisitions will involve the recognition of goodwill which will be amortized as a charge to operations over the next 3 years. Furthermore, these acquisitions may involve additional risks or effects, including diversion of management's attention, failure to retain key acquired personnel, unanticipated events or circumstances, legal liabilities and other one-time or ongoing acquisition related expenses, some or all of which could have a material adverse effect on the Company's business, operating results and financial condition. Client satisfaction or performance problems of the acquired businesses, if any, could have a material adverse impact on the reputation of JAWS as a whole. These acquisitions involve JAWS adding offices in other geographical locations which will add further responsibilities to JAWS' existing management structure. There is no assurance that JAWS' acquisition of Pace, and the proposed acquisition of Offsite, if successful, will result in the generation of anticipated revenues and earnings.

JAWS AND ITS SUBSIDIARIES HAVE LIMITED OPERATING HISTORIES AND CONTINUED OPERATING LOSSES

     With the exception of newly acquired Pace, JAWS and its subsidiaries have short operating histories, a limited number of sales and operating revenues which are not significant. For example, JAWS Canada was incorporated on September 19, 1997, did not begin producing software until October 1997 and did not begin marketing software until May 1998. Investors of Units will have little meaningful information about JAWS or its subsidiaries to assist in evaluating whether JAWS or its subsidiaries will ever be able to successfully produce and market its software or whether an investment in JAWS will be profitable or unprofitable.

     Because of JAWS Canada's short operating history and limited sales, it faces all the risks and problems associated with a new business, including the existence of operating losses. For example, between the time of the incorporation of JAWS and September 30, 1999, JAWS and JAWS Canada have, on a consolidated basis, incurred cumulative losses of US$7,052,276. JAWS anticipate that losses with respect to JAWS Canada will continue in the future unless JAWS Canada it is able to produce revenue from sales of its software.
With respect to Pace, although Pace began operations in 1986, it has only achieved profitability over the past year. JAWS cannot be certain that Pace can sustain such profitability in any future period. Potential Investors should be aware that Pace operates in a new and rapidly evolving market and must respond to competitive developments, continue to upgrade and expand the services it offers and continue to attract, retain and motivate employees in order to maintain its profitability.
JAWS cannot predict future revenues and operating results of Pace nor can it predict Pace's operating expenses based on previous results for a number of reasons including the factors described below. The revenues associated with a particular sale may vary significantly depending upon the number of products licensed by a client, the number of devices used by the client and the client's relative need for Pace's services. Large individual sales or even small delays in customer orders can cause significant variation in licensing revenues and results of operations for a particular period. In addition, JAWS expects Pace to increasingly focus its efforts on the sale of enterprise-wide security solutions, including JAWS Canada's entire product suite and Pace's related services, as opposed to the sale of component products. As a result, JAWS anticipates that each sale made by Pace may require additional time and effort from sales staff. Further, JAWS expects Pace to expand upon the services it provides as well as its sales and marketing operations and to improve its internal operating and financial systems. Finally, to enhance Pace's market share and the services it offers, JAWS intends to seek additional candidates for acquisition. As a result, spending levels for Pace will be established by JAWS based, in large part, on expected future revenues. If Pace's actual results in any future period fall below the expectations of JAWS and Pace, the operating results of JAWS and Pace will be adversely affected. Due to these factors, JAWS anticipates that Pace's quarterly and annual revenues, expenses and operating results will vary significantly in the future.
AUDITORS  HAVE  ISSUED  A  GOING  CONCERN  OPINION
     The consolidated audited financial statements of JAWS include a statement that the recurring losses of JAWS from operations and net capital deficiency raise substantial doubts about the ability of JAWS to continue as a going concern. While JAWS continues to pursue funding to continue its subsidiaries' operations, the financing terms may not be favorable for JAWS; further, there is no guarantee that JAWS will cease to have recurring losses from operations or cease to have a net capital deficiency in the near future.
PROCEEDS  FROM  AVAILABLE  FINANCING  MAY  NOT  BE  SUFFICIENT

     Developing, manufacturing and marketing software and information security solutions and the plans of JAWS for expansion of its subsidiaries, as mentioned above, will require significant amounts of capital. Since JAWS and its subsidiaries have no significant internal revenues to finance the subsidiaries' continuing operations and plans for expansion, JAWS and its subsidiaries are dependent upon the proceeds from sales of JAWS securities to satisfy its capital requirements. JAWS believes that it has adequate financing to satisfy its subsidiaries' capital requirements for 12 months. After 12 months, JAWS will have to arrange for additional financing, unless its subsidiaries are generating revenues from their products and services, to finance the subsidiaries' manufacturing and marketing operations at a sufficient level. Financing options could include, but will not be limited to, additional sales of JAWS securities or an operating line of credit. If JAWS is unable to obtain additional financing on satisfactory terms when needed, JAWS' subsidiaries may have to suspend their operations or terminate their operations altogether.
JAWS NEEDS TO CONSTANTLY MAINTAIN ITS SOFTWARE AND RELATED PRODUCTS AND TECHNOLOGY IN ORDER TO REMAIN COMPETITIVE

     The success of JAWS and its subsidiaries depends upon, amongst other things, its proprietary encryption technology. JAWS and its subsidiaries rely on a combination of contractual rights, copyright, trade secrets, know-how, trademarks, non-disclosure agreements and technical measures to establish and protect these rights. JAWS cannot assure Investors that it can protect its rights and prevent third parties from using or copying its subsidiaries' technology or intellectual property.
JAWS and its subsidiaries do not presently own any patents or copyright registrations but it has filed a U.S. patent application for L5TM. However, there is no guarantee JAWS will be successful and receive a patent. JAWS believes that its subsidiaries' technologies have been independently developed and that its subsidiaries do not infringe on the proprietary rights or trade secrets of others. However, JAWS cannot assure Investors that its subsidiaries have not infringed on the technologies of third parties or that third parties will not make infringement violation claims against JAWS or its subsidiaries. Any infringement claims against JAWS or its subsidiaries may have a negative effect on JAWS and on its subsidiaries' abilities to produce software.
International companies currently use all or a portion of the name "JAWS" in connection with products or services in industries the same as and different from  that  of  JAWS  and  its  subsidiaries.
THE MARKET MAY NOT ACCEPT THE PRODUCTS AND SERVICES OF JAWS' SUBSIDIARIES The success of JAWS and its subsidiaries depends on whether or not its subsidiaries' products and services are accepted in the marketplace. Investors should be aware that companies introducing new products into the market are subject to a high level of uncertainty and risk. Because the market for its subsidiaries' software and services is new and evolving, JAWS cannot predict the size and future growth rate, if any, of the market. JAWS cannot assure Investors that the market for its subsidiaries' products and services will develop or that demand for such products and services will emerge or become economically sustainable. Market acceptance of its subsidiaries' products and services depends on its subsidiaries' abilities to establish brand images and reputations for high quality and to differentiate their products and services from competitors. There can be no assurance that the products and services will be perceived as being of high quality or better than products and services of others, or that the subsidiaries will be successful in establishing their brand image. Additionally, the management teams of JAWS and its subsidiaries have no experience manufacturing or marketing software or providing services on a large scale. This lack of experience could result in the failure of the subsidiaries to sell their products and services.
JAWS MAY NOT BE ABLE TO KEEP PRODUCTS, SERVICES AND TECHNOLOGY CURRENT AND COMPETITIVE
     Rapid advances in technology cause significant risks that JAWS and its subsidiaries cannot control or influence the forces behind such changes. In addition to emerging competition, evolving requirements and needs of clients and the extent to which hackers and others seek to compromise secure systems, JAWS and its subsidiaries must adapt to changing computer hardware and software standards as well as to frequently introduce new products and enhancements to existing products. The success of JAWS will depend on its subsidiaries' ability to create, develop, adapt and improve information technology solutions in response to these and other changes.
JAWS cannot assure Investors that it and its subsidiaries will be able to successfully identify new opportunities and develop and bring new products and services to market in a timely manner, nor can JAWS guarantee Investors that products and services developed by the competitors of its subsidiaries will not make it or its subsidiaries' products and services noncompetitive or obsolete. Further, the techniques used by hackers to compromise the security of networks and intranets are constantly evolving and are increasingly sophisticated. Because new hacking techniques are usually not recognized until utilized against one or more targets, JAWS and its subsidiaries are not able to anticipate such techniques. To the extent that new hacking techniques result in the compromise of the security systems of JAWS and its subsidiaries, affected clients may believe that the products and services of the subsidiaries are ineffective and may affect the business, operating results and financial condition of JAWS and its subsidiaries.
Because the products and services of JAWS and its subsidiaries involve complex technology, major new products and product enhancements require a long time to develop and test before going to market. JAWS cannot assure Investors that its subsidiaries will have the capital resources or the ability to implement any new technology or service. In addition, because it is difficult to estimate the amount of time which is required to develop new products and product enhancements, JAWS Canada has had to delay the scheduled introduction of new and enhanced products in the past and the subsidiaries of JAWS may have to delay the introduction of new products, enhancements and services in the future. Any failure by the subsidiaries to timely develop and introduce new products and services or enhance current products and services could adversely affect the business, operating results and financial condition of JAWS and its subsidiaries.
DEFECTS  COULD  MATERIALLY  AND  ADVERSELY  EFFECT  JAWS'  BUSINESS
     Many organizations use the products and services of the subsidiaries of JAWS for critical functions of monitoring and enhancing network security. As a result, JAWS' subsidiaries risk product liability and related claims for products and services if they do not adequately perform this function. The subsidiaries of JAWS typically seek to limit liability for special, consequential or incidental damages in their licensing agreement but these provisions may not in all cases be enforceable under applicable laws. A product liability claim, to the extent not covered by insurance, could materially and adversely affect the business, operating results and financial condition of JAWS and its subsidiaries.
     In addition, complex software products, such as those developed by JAWS Canada and Pace, may contain undetected "bugs" that, despite testing, are discovered only after installation and use by clients. Such bugs could result in adverse publicity, loss of or delay in market acceptance or claims by clients against JAWS and its subsidiaries, any of which could have a material adverse effect upon the business, operating results and financial condition of JAWS and its subsidiaries. Clients who deploy or use products improperly or incompletely may experience temporary disruptions to their computer networking systems, which could damage the reputation of JAWS and its subsidiaries of JAWS and the relationship of such subsidiaries with clients. Current products may not be error-free and it is extremely doubtful that the future products of JAWS' subsidiaries will be error-free. Furthermore, computers are manufactured in a variety of different configurations with different operating systems, such as Windows, Unix, Macintosh and OS/2, and embedded software. As a result, it is very difficult to comprehensively test software products for programming or compatibility errors. Errors in the performance of the products of JAWS'
subsidiaries, whether due to design or their compatibility with products of other companies, could hinder the acceptance of such products, and thus the subsidiaries' ability to implement those products.
THE YEAR 2000 MAY ADVERSELY AFFECT OUR COMPUTER SYSTEMS AND THIRD PARTY COMPUTER SYSTEMS
     Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the year 2000. Some older computer systems store dates with only a two-digit year with an assumed prefix of "19", which limits those older systems to dates between 1900 and 1999. If not corrected, many computer systems and applications could fail or create erroneous results by or at the year 2000.
     JAWS and its subsidiaries have assessed the scope of their risks related to the problems these computer systems may have related to the year 2000 and management of the subsidiaries believe that such risks are not significant. In addition, JAWS and its subsidiaries are in the process of questioning their vendors and business partners about their progress in identifying and addressing problems related to the year 2000. However, no assurance can be given that all of these third party systems or the computer systems of JAWS or its subsidiaries will be year 2000 compliant. (For more year 2000 disclosure see JAWS 10-SB registered November 1, 1999)
The principal software products of the subsidiaries of JAWS are year 2000 compliant. However, because these products are designed to work with other software products developed and sold by third parties, any failure of these third party software products to be year 2000 compliant could result in the failure of the software products of the subsidiaries to effectively operate. Any such failure could harm the reputation of JAWS and its subsidiaries in the market and could have an adverse effect on sales of their products and financial performance.
JAWS  CANADA  MAY  NOT  BE  ABLE  TO  COMPETE
     The market for the type of encryption software JAWS Canada has designed is extremely competitive and management expects that competition will increase in the future. JAWS Canada's competitors include many large companies that have substantially greater market presence and financial resources than JAWS Canada or JAWS. For example, JAWS Canada will compete with RSA Data Security Inc. and Network Associates, national accounting firms, systems consulting and implementation firms, application software firms, service groups of computer equipment companies, facilities management companies, general management consulting firms and programming companies and other national, regional and local companies, for a greater share of the encryption software market. The ability of JAWS Canada to compete successfully depends on a number of factors including:
(a)     the  design  of  high  performance  and  quality  encryption  software;
(b)     the  development  of  a  market  presence;
(c)     the  timely  delivery  of  JAWS  Canada's  encryption  software;
(d) the establishment of competitive pricing policies for its products and services;
(e) the timing and introduction of JAWS Canada's products and services into the market; and
(f) JAWS Canada's ability to keep up with existing and emerging industry trends.
Current or increased competition may either prevent JAWS Canada from entering, or maintaining, a place in the encryption software production market. JAWS cannot guarantee that JAWS Canada will have the financial resources or marketing and manufacturing capabilities to compete successfully in the encryption software production market. If JAWS Canada cannot successfully compete, JAWS will probably be forced to terminate JAWS Canada's operations.
PACE  MAY  NOT  BE  ABLE  TO  COMPETE
     The market for network security monitoring, detection and response solutions is intensely competitive and Pace expects competition to increase in the future. JAWS cannot guarantee that Pace will compete successfully against current or potential competitors, especially those with significantly greater financial resources or brand name recognition. Increased competition may result in price reductions, reduced gross margins and loss of market share for Pace. The competitors of Pace generally fall within one of four following categories:
(a) internal information technology departments of clients and the consulting firms that assist them in formulating security systems;
(b) relatively small software companies offering relatively limited applications for network and internet security;
(c) large companies, including Axent Technologies and Network Associates, that currently sell competitive products and services as well as other large software companies that have the technical capability and resources to develop competitive products; and
(d) software or hardware companies that could integrate features that are similar to the products of Pace into their own products.
     Mergers or consolidations among these competitors, or acquisitions of small competitors by larger companies, would make such combined entities more formidable competitors to Pace. Large companies may have advantages over Pace because of their longer operating histories, greater name recognition, larger customer bases or greater financial, technical and marketing resources. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. Such companies can also devote greater resources than Pace to the promotion and sale of their products.
JAWS'  MARKETING  STRATEGIES  MAY  BE  UNSUCCESSFUL
     JAWS expects JAWS Canada and Pace to derive some of their sales revenue through independent third parties who will either resell or use JAWS Canada's products to enhance their own products. JAWS is unable to determine how successful these providers will be in selling JAWS Canada's software. Furthermore, JAWS Canada and Pace do not have any history or experience in establishing or maintaining such third party support, and there can be no assurance that they will be able to successfully support their reseller networks. If JAWS Canada and Pace are unable to provide such support, they may lose resellers and, consequently, distribution of JAWS Canada's products would be adversely affected. Additionally, most resellers will offer competitive products manufactured by third parties. There can be no assurance that resellers will give priority to JAWS Canada's products and services over competitors' products and services. Finally, if JAWS Canada and Pace are unable to support a reseller, they will need to attract additional or replacement resellers to sell JAWS Canada's products and services. There can be no assurance that JAWS Canada and Pace will be able to convince a sufficient number of additional or replacement resellers in order to assure that their products and services will be successfully marketed and distributed at a profit or that such additional or replacement resellers will be successful in selling their products and services. Any reduction or delay in sales of products and services of JAWS Canada and Pace, their resellers will have a material adverse effect on the business, operating results and financial condition of JAWS and its subsidiaries.
JAWS AND ITS SUBSIDIARIES MAY NOT SUCCESSFULLY EXPAND PRODUCTION AND DISTRIBUTION CAPACITIES
     JAWS Canada must increase its software production capacity and expand its marketing network to sell its software before it will have a chance to compete in the marketplace. Increasing JAWS Canada's manufacturing, service and marketing capacity will involve hiring additional personnel, purchasing additional manufacturing equipment and spending significant funds on advertising. The foregoing will require significant capital expenditures, which will most likely increase JAWS Canada's and JAWS' operating losses for an indefinite period of time. JAWS Canada's expansion plans will also place a great deal of strain on its management team, most of whom have not had experience managing large complex business operations. JAWS cannot guarantee that JAWS Canada will be able to expand its software production, service and marketing capabilities as planned. If any of these obstacles prevent JAWS Canada from expanding its software production, service and marketing business, JAWS may be forced to terminate JAWS Canada's operations.
     Although direct sales have accounted for a majority of Pace's revenues in 1999, Pace's future performance will depend, in part, upon its ability to attract new partners and develop additional distribution channels to effectively market and support its services and the products of JAWS Canada. JAWS cannot guarantee that Pace will be able to attract such partners or develop additional distribution channels.
JAWS  AND  ITS  SUBSIDIARIES  DEPEND  ON  KEY  PERSONNEL
     The success of JAWS and its subsidiaries depends on the efforts of its management team. JAWS and its subsidiaries have one-year employment agreements with their respective key employees, but JAWS cannot guarantee that these persons will continue their employment. The loss of the services of one or more of the key people may have a negative effect on the ability of JAWS and its subsidiaries' ability to conduct their operations.
     The success of JAWS and its subsidiaries also depends on their ability to attract and retain highly qualified engineers, managers, marketers and sales and service personnel. The competition for employees at all levels of the information security industry, especially those with experience in the relatively new discipline of security software, is increasingly intense and JAWS cannot assure that it, and its subsidiaries, will be able to hire or retain necessary personnel.
THE  MARKET  FOR  JAWS  SECURITIES  IS  LIMITED
     There is currently only a limited trading market for JAWS' Common Stock. JAWS' Common Stock trades on the OTC Bulletin Board under the symbol "JAWZ," which is a limited market in comparison to the Nasdaq system or the American Stock Exchange.
     JAWS cannot assure Investors that JAWS Common Stock will ever qualify for inclusion for quotation on the Nasdaq Small Cap Stock Market or that more than a limited market will ever develop for JAWS Common Stock.
STOCK  PRICE  FLUCTUATIONS  CAN  BE  VOLATILE
     Stock markets are subject to significant price fluctuations which may be unrelated to the operating performance of particular companies and the market price of JAWS' Common Stock may frequently change. The market price of JAWS' Common Stock could also fluctuate substantially due to a variety of other factors, including: quarterly fluctuations in results of operations of JAWS and its subsidiaries, JAWS' ability to meet analysts' expectations, adverse circumstances affecting the introduction of market acceptance of new products and services offered by the subsidiaries of JAWS, announcements of new products and services by competitors, changes in the information technology environment, changes in earnings estimates by analysts, changes in accounting principles, sales of JAWS Common Stock by existing holders and loss of key personnel. PENNY STOCK RULES MAY LIMIT THE LIQUIDITY OF JAWS COMMON STOCK
     JAWS' Common Stock has recently traded on the OTC Bulletin Board at a price greater than US$5.00 per share but may now and in the future be subject to the penny stock rules under the Exchange Act. These rules regulate broker-dealer practices for transactions in "penny stocks". Penny stocks generally are equity securities with a price of less than US$5.00. The penny stock rules require broker-dealers to deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker dealer and salesperson compensation information, must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer's confirmation.
     In addition, the penny stock rules require that prior to a transaction, the broker and/or dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These additional penny stock disclosure requirements are burdensome and may reduce purchases of this Offering and reduce the trading activity in the market for JAWS' Common Stock. As long as JAWS' Common Stock is subject to the penny stock rules, holders of JAWS' Common Stock may find it more difficult to sell their securities.
AN  INVESTMENT  IN  JAWS  MAY  BE  DILUTED
     JAWS may issue a substantial number of shares of JAWS' Common Stock or preferred stock without Investor approval. Any such issuance of JAWS securities in the future could reduce an Investor's ownership percentage and voting rights in JAWS and further dilute the value of his or her investment. PROTECTING DIRECTORS AND OFFICERS FROM LIABILITY MAY ADVERSELY AFFECT JAWS
     The JAWS' articles of incorporation allow it to reimburse its officers and directors for damages which such directors or officers may be subject to, including those which result from a breach of fiduciary duties to JAWS shareholders. The JAWS' Articles also require JAWS to advance money to any officer or director if the law does not prevent it from doing so. JAWS may experience significant cash flow problems if JAWS is required to either reimburse, or advance money to, JAWS officers or directors for such purposes. JAWS DOES NOT PAY DIVIDENDS
JAWS does not anticipate generating cash flows from its subsidiaries' operations in the near future. If the subsidiaries generate positive cash flows from operations, JAWS intends to use those positive cash flows to finance further growth of the business of its subsidiaries and does not anticipate paying dividends to JAWS' shareholders. Accordingly, Investors who are interested in receiving distributions as an investment objective should carefully consider JAWS' established dividend policy.

JAWS  MAY  NOT  SUCCESSFULLY  ADOPT  INTERNET  NETWORKS

     In order for us to be successful, Internet networks must be widely adopted as a means of trusted and secure communications and commerce within an adequate time frame. Because trusted and secure communications and commerce over Internet networks is new and evolving, it is difficult to predict with any assurance the size of this market and its growth rate, if any. To date, many businesses and consumers have been deterred from utilizing Internet networks for a number of reasons, including, but not limited to, potentially inadequate development of network infrastructure, security concerns, inconsistent quality of service, lack of availability of cost-effective, high-speed service, limited numbers of local access points for corporate users, inability to integrate business applications on Internet networks, the need to interoperate with multiple and frequently incompatible products, inadequate protection of the confidentiality of stored data and information moving across Internet networks and a lack of tools to simplify access to and use of Internet networks. The adoption of Internet networks, for trusted and secure communications and commerce, particularly by individuals and entities that historically have relied upon traditional means of communications and commerce, will require a broad acceptance of new methods of conducting business and exchanging information. Companies and government agencies that already have invested substantial resources in other methods of conducting business may be reluctant to adopt a new strategy that may limit or compete with their existing efforts. Furthermore, individuals with established patterns of purchasing goods and services and effecting payments may be reluctant to alter those patterns. There can be no assurance that Internet networks will be widely adopted or adopted by enough people to make our products successful.

     The use of Internet networks for trusted and secure communications and commerce may not increase or may increase more slowly than expected because the infrastructure required to support widespread trusted and secure communications and commerce on such networks may not develop. For example, the Internet has experienced, and may continue to experience, significant growth in its number of users and amount of traffic. There can be no assurance that the Internet infrastructure will continue to support the demands placed on it by this continued growth or that the performance or reliability of the Internet will not be adversely affected by this continued growth. In addition, Internet networks could lose their viability due to delays in the development or adoption of new standards and protocols to handle increased levels of activity or due to increased governmental regulation. Changes in or insufficient availability of communications services to support Internet networks could result in slower response times and also adversely affect usage of Internet networks. If the market for trusted and secure communications and commerce over Internet networks fails to develop or develops more slowly than expected, or if the Internet infrastructure does not adequately support any continued growth, our business, operating results and financial condition would be materially adversely affected.

POTENTIAL  ACQUISITIONS  INCLUDE  INHERENT  RISKS

     JAWS may acquire or invest in businesses, technologies and product lines from time to time that are complementary to our business and JAWS currently has one pending acquisition. Any such acquisitions would be accompanied by the risks commonly encountered in such transactions, including, among others, the difficulty of assimilating the operations and personnel of the acquired businesses, the potential disruption of our ongoing business, the diversion of our management from our day-to-day operations, our inability to incorporate acquired technologies successfully into our products and services, the additional expense associated with amortization of acquired intangible assets, the potential impairment of our relationships with our employees, customers and strategic partners, our inability to retain key technical and managerial personnel of the acquired business and our inability to maintain uniform standards, controls, procedures and policies. Because of these and other factors, any such acquisitions, if consummated, could have a material adverse affect on our business, operating results and financial condition.

EXCHANGE  RATE  RISKS

     JAWS records it transactions and prepares its financial statements in United States dollars. Any change in the value of, the United States dollar against the Canadian dollar will affect United States revenues and earnings of the Company when translated into Canadian dollars.


                                     PART II

                                OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.

Not  Applicable.

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS.

1. On September 15, 1999, Jaws sold 141,000 shares of Jaws Common Stock to Richard H. Langley Jr., an accredited investor, for consulting services including investor relations, communication and public relations services. The sale was made in a transaction not involving any public offering in reliance on the exemption provided by Rule 506 of Regulation D and section 4 (2) of the Securities Act. The purchaser represented that he was an accredited investor as defined in Rule 501 of Regulation D and that the securities were acquired for investment only and not with a view to resale or redistribution.
2.     On  October  28,  1999,  Jaws sold 283,000 shares of Jaws Common Stock at
U.S.$1.50 per share for an aggregate investment of U.S.$424,500 to Striker Capital, an accredited investor. The sale was made in a transaction in reliance on the exemption from registration provided by section 3(b) of the Securities Act and the provisions of Regulation D Rule 504 promulgated under the Securities Act as well as the exemption from registration in section 109.3 of the Texas Administrative Code that permits general solicitation and general advertising so long as sales are made only to "accredited investors" as defined in Rule 501(a). The investor represented that it was an institutional "accredited investor" as defined in Rule 501(a)(1),(2),(3) and (7) of Regulation D under the Securities Act purchasing in the State of Texas for its own account and for investment purposes and not with a view to or for offer or sale in connection with any distribution.
3. On November 18, 1999, Jaws issued 94,340 shares of Jaws Common Stock at U.S.$0.53 per share to Cameron Chell in satisfaction of the U.S.$50,000 fee payable to Mr. Chell for serving as a director of Jaws in 1998. The issuance was made in a transaction not involving any public offering in reliance on the exemption provided by Rule 506 of Regulation D, section 4 (2) of the 1993 Securities Act and Regulation S. Mr. Chell represented that he was not a "U.S. Person", as such term is defined in Rule 902(k) of Regulation S, that the securities have not been offered to him in the United States and that offers of securities of Jaws shall not be made to "U.S. Persons" for a period of one year from the date of closing.
4. On November 18, 1999, Jaws issued 11,999 shares of Jaws Common Stock at U.S.$0.53 per share to GROVEJOHNSONWOOD in consideration of services rendered and in satisfaction of a fee of U.S.$6,298.75 payable to GROVEJOHNSONWOOD related to interior design services. The issuance was made in a transaction not involving any public offering in reliance on the exemption provided by Rule 506 of Regulation D, section 4 (2) of the 1993 Securities Act and Regulation S. GROVEJOHNSONWOOD represented that it was not a "U.S. Person", as such term is defined in Rule 902(k) of Regulation S, that the securities have not been offered to it in the United States and that offers of securities of Jaws shall not be made to "U.S. Persons" for a period of one year from the date of closing.
5. On November 24, 1999, Jaws sold 411,765 shares of Jaws Common Stock at U.S.$1.70 per share to Heronwood, Ltd. for an aggregate investment of U.S.$700,000. Further, the sale included 411,765 warrants to purchase 411,765 shares of Jaws Common Stock at U.S.$1.70 per share until November 1, 2002. The sale was made in a transaction not involving any public offering in reliance on the exemption provided by Rule 506 of Regulation D, section 4 (2) of the 1993 Securities Act and Regulation S. Heronwood, Ltd. represented that it was not a "U.S. Person", as such term is defined in Rule 902(k) of Regulation S, that the securities have not been offered to it in the United States and that offers of securities of Jaws shall not be made to "U.S. Persons" for a period of one year from the date of closing.
6. On November 22, 1999 JAWS entered into a private placement agency memorandum with Thomson Kernaghan and SmallCaps Online LLC ("SmallCaps") to raise between $8,500,000 and $10,625,000 USD on a best efforts basis, through the offering of 2,000,000 - 2,500,000 units (the "Units"). The Units are being sold at $4.25 per Unit and consist of one common share and one warrant to purchase share of common stock at an exercise price of $6.50. JAWS expects the Private Placement Memorandum for this offering to be ready for accredited investor review on December 15, 1999. The offering of the Units is being made by virtue of Section 4(2) of the 1933 Securities Act and the provisions of Rule 506 of Regulation D.
ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.

Not  Applicable.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.
Not  Applicable

ITEM  5.  OTHER  INFORMATION.

Not  Applicable


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(A)     List  of  Exhibits

3.1.1 Articles of Incorporation of "E-Biz" Solutions, Inc. (now JAWS US), a Nevada Corporation was amended on March 11, 1998 and on February 4, 1999.(2)

3.1.2 Articles of Incorporation of JAWS Technology Inc., an Alberta corporation, dated September 18, 1997.(2)

3.1.3 Certificate of Amendment of Articles of Incorporation , dated March 30, 1998, changing the name of E-Biz to Jaws Technologies, Inc.(2)

3.1.4 Certificate of Amendment of Articles of Incorporation of JAWS increasing the total number of common stock which JAWS is allowed to issue from 20,000,000 to 95,000,000.(2)

3.2.1     Bylaws  of  E-Biz  Solutions  Inc.  (now  Jaws  US)  dated January 27,
1997.(2)

3.2.2 Bylaws No. 1 of JAWS Canada dated October 20, 1997 and Bylaw No. 2 of JAWS Canada dated October 20, 1997.(2)

4.1.1 Amendment No. 1 to Debenture Purchase Agreement by and between JAWS and Thompson Kernaghan dated April 27, 1999.(2)

4.1.2 Investment Agreement by and between JAWS and Bristol Asset Management V, LLC dated August 27, 1998 and letter of termination.(2)

4.1.3 Warrant to purchase 1,000,000 shares of common stock of JAWS issued to Bristol Asset Management, LLC.(2)

4.1.4 Debenture Acquisition Agreement by and between JAWS and Thomson Kernaghan & Co. Ltd. dated September 25, 1998.(2)

5.1     Opinion  of  Sonfield  &  Sonfield.(1)

10.1.1 Lease Agreement by and between JAWS and The Manufacturer of Life Insurance Company dated December 15, 1997.(Deleted)

10.1.2     Director's Agreement between JAWS and Arthur Wong dated July 1998.(2)

10.1.3     Director's  Agreement  between  JAWS and Julia Johnson dated July 30,
1998.(1)

10.1.4     Incentive  and  Non-Qualified  Stock  Option  Plan  for  JAWS.(2)

10.1.5 Master Agreement by and between JAWS and A.I. Axion Internet Communications, Inc. dated November 24, 1998. - Deleted

10.1.6 Master Agreement by and between JAWS and Calgary On-Line dated December 1998. - Deleted

10.1.7 Master Agreement by and between JAWS and ABC Internet Inc. dated December 7, 1998. - Deleted

10.1.8     Alliance  Agreement  with  Glentel  Inc.  (1)

10.1.9 Letter Agreement between JAWS and Arrow Communications (ApexMail) dated August 10, 1999. (1)

10.1.10 Addendum to the Letter Agreement between JAWS and ApexMail.net, dated September 28, 1999. (1)

10.1.11 Resolution and Assignment of JAWS Software Ltd. to JAWS Technologies Inc, dated October 20, 1997. (1)

10.1.12 Assignment from James L. A. Morrison to JAWS Technologies Inc., dated October 9, 1998. (1)

10.1.13 Notification of Assignment from United States Department of Commerce, Patent and Trademark Office, dated March 15, 1999 (1)

10.1.13 Written Consent of the Board of Directors authorizing payment of consulting fees to officers of JAWS and their affiliates.(2)

10.1.14      Indemnity  Agreements  by  and  between  JAWS  and  Ms.  Julia  L.
Johnson.(2)

10.1.15      Indemnity  Agreements  by  and between JAWS and Mr. Arthur Wong.(2)

21     Subsidiaries of JAWS: JAWS Technologies, Inc., an Alberta corporation.(2)

23.1     Consent  of  Sonfield  &  Sonfield.(included  in  exhibit  5.1)

23.2     Consent  of  Ernst  &  Young  LLP.(2)

27     Financial  Data  Schedule(1)

-------------------------
(1)     Incorporated  by  reference  to  Form  10-SB,  File  No.  000-24963
(2) Incorporated by reference to registration statement on Form SB-2, File No. 333-65583.


(B)     Reports  on  Form  8-K

JAWS filed a Current Report on Form 8-K on November 15, 1999 to report the execution of an agreement to acquire all of the outstanding common shares of Pace Systems Group Inc.

JAWS filed a Current Report on Form 8-K on November 15, 1999 to report the execution of an agreement to acquire, through JAWS Canada, all of the outstanding common shares, options and warrants of Offsite Data Services Ltd.

JAWS filed a Current Report on Form 8-K on December 2, 1999 to report the execution of an a debenture acquisition amendment agreement with Thomson
Kernaghan & Co. Ltd., in order to settle the outstanding obligations of the parties relating to the $5,000,000 debenture acquisition agreement dated
September  25,  1998,  as  amended  on  April  27,  1999.

JAWS filed an Amendment to the Current Report on Form 8-K on December 7, 1999 amending the 8-K filed on December 2, 1999, in order to attach the necessary exhibits in accordance with Item 601 of Regulation S-K.

JAWS filed an amendment to the Current Report on Form 8-K on December 13, 1999 amending the 8-K filed on November 15, 1999 relating to the offsite acquisition, in order to report that on December 2, 1999, JAWS Technologies, Inc., entered into an agreement (the "amendment agreement") with JAWS Acquisition Corp., an Alberta corporation ("JAC"), JAWS Technologies Inc., an Alberta corporation
("JAWS Canada") and Offsite Data Services Ltd., an Alberta corporation ("Offsite") ("collectively, the "parties") to amend the pre-acquisition agreement dated November 2, 1999 between JAWS, JAWS Canada, and Offsite dated November 2, 1999 (the "pre-acquisition agreement").
                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


JAWS  TECHNOLOGIES,  INC.



By:
      Robert  J.  Kubbernus,  Chief  Executive  Officer
            and  Chairman  of  the  Board


Date:  December  ___,  1999

                             FINANCIAL DATA SCHEDULE


     This  schedule  contains summary financial information extracted from the financial statements  as  of and for the six months ended September 30, 1999.  You should read the financial  statements in their entirety for a full explanation of this summary financial information.  (In  thousands,  except  EPS.)




ITEM NUMBER .  ITEM DESCRIPTION                                           AMOUNT
-------------  ---------------------------------------------------------  --------------

5-02(1) . . .  Cash and cash items.                                       $          664
5-02(2) . . .  Marketable securities                                                   0
5-02(3)(a)(1)  Notes and interest receivable-trade accts                             421
5-02(4) . . .  Allowances for doubtful accounts                                        0
5-02(6) . . .  Inventory                                                               0
5-02(9) . . .  Total current assets                                                1,199
5-02(13). . .  Property, plant and equipment                                         580
5-02(14). . .  Accumulated depreciation                                               82
5-02(18). . .  Total assets                                                        1,697
5-02(21). . .  Total current liabilities                                           1,110
5-02(22). . .  Bonds, mortgages and similar debt                                       0
5-02(28). . .  Preferred stock-mandatory redemption                                    0
5-02(29). . .  Preferred stock-no mandatory redemption                                 0
5-02(30). . .  Common stock                                                           15
5-02(31). . .  Other stockholder's equity                                          6,611
5-02(32). . .  Total liabilities and stockholder's equity                          2,628
5-03(b)1(a) .  Net sales tangible products                                           373
5-03(b)1. . .  Total revenues                                                        373
5-03(b)2(a) .  Cost of tangible goods sold                                             0
5-03(b)2. . .  Total costs and expenses applicable to sales and revenues               0
5-03(b)3. . .  Other costs expenses                                                3,297
5-03(b)5. . .  Provision for doubtful accounts and notes                               0
5-03(b)(8). .  Interest and amortization of debt discount                            915
5-03(b)(10) .  Income before taxes and other items                                     0
5-03(b)(11) .  Income tax expense                                                      0
5-03(b)(14) .  Income/loss continuing operations                                       0
5-03(b)(15) .  Discontinued operations                                                 0
5-03(b)(17) .  Extraordinary items                                                     0
5-03(b)(18) .  Cumulative effect-changes in accounting principles                      0
5-03(b)(19) .  Net income or loss                                                  3,839
5-03(b)(20) .  Earnings per share-primary                                         <0.30>
5-03(b)(20) .  Earnings per share-fully diluted                           anti-dilutive
