Form 10-K405
period 1999-12-31
JAWS TECHNOLOGIES INC /NY
filed 2000-03-24
CIK 1061261

     As filed with the Securities and Exchange Commission on March 24, 2000

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

[X]                 ANNUAL REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

                                       OR

[   ]               TRANSITION REPORT PURSUANT TO SECTION
               13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ..................to.........................

                     Commission File Number 0-19410

                            JAWS Technologies, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                      Nevada                                                         98-0167013
          ------------------------------                                         ------------------
          State or other jurisdiction of                                          (I.R.S. Employer
           incorporation or organization                                         Identification No.)
              1017-17th Avenue, S.W.
                 Calgary, Alberta

                      Canada                                                           T2T0A7
          ------------------------------                                         ------------------
     (Address of principal executive offices)                                        (Zip Code)

Registrant's telephone number, including area code          (403) 508-5055
                                                   --------------------------
Securities registered pursuant to Section 12(b) of the Act:

               Title of each class                         Name of each exchange on which registered
                      None                                                   None
          ------------------------------                   -----------------------------------------


          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.001 per share
              ------------------------------------------------------
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X      No
                                              --------     --------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the registrant was $99,696,366 on January 31, 2000.

Number of shares outstanding of the registrant's class of common stock as of January 31, 2000: 23,636,571.


                      DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for 2000 Annual Meeting of Stockholders - Part III

                                EXPLANATORY NOTE

         THIS ANNUAL REPORT ON FORM 10-K CONTAINS PREDICTIONS, PROJECTIONS AND OTHER STATEMENTS ABOUT THE FUTURE THAT ARE INTENDED TO BE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (COLLECTIVELY, "FORWARD-LOOKING STATEMENTS"). FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. A NUMBER OF IMPORTANT FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE THE INABILITY TO SUCCESSFULLY DEVELOP AND COMMERCIALIZE PRODUCTS, THE COMPANY'S LIMITED OPERATING HISTORY AND CONTINUING OPERATING LOSSES, RECENT AND POTENTIAL DEVELOPMENT STRATEGIC ALLIANCES, THE COMPANY'S LIQUIDITY AND CAPITAL RESOURCES, SYSTEMS FAILURES, TECHNOLOGICAL CHANGES, VOLATILITY OF SECURITIES MARKETS, GOVERNMENT REGULATIONS, AND ECONOMIC CONDITIONS AND COMPETITION IN THE GEOGRAPHIC AND THE BUSINESS AREAS WHERE WE CONDUCT OUR OPERATIONS. IN ASSESSING FORWARD-LOOKING STATEMENTS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K, READERS ARE URGED TO READ CAREFULLY ALL CAUTIONARY STATEMENTS -- INCLUDING THOSE CONTAINED IN OTHER SECTIONS OF THIS ANNUAL REPORT ON FORM 10-K.

                                     PART I

ITEM 1.          BUSINESS.

CORPORATE OVERVIEW

         JAWS Technologies, Inc. was incorporated as a Nevada corporation on January 27, 1997 under the name "e-biz" solutions, inc. On February 10, 1998, "e-biz" solutions, inc. entered into an agreement to purchase all of the outstanding common shares of JAWS Technologies Inc., an Alberta corporation ("JAWS Alberta"), in exchange for 1,500,000 shares of the restricted common stock of e-biz solutions, inc., and options to purchase 400,000 shares of such restricted common stock at $0.50 per share. On March 27, 1998, "e-biz" solutions, inc. changed its name to JAWS Technologies, Inc. ("JAWS").

         JAWS' registered office is located at Paracorp Incorporated, 208, 318 Carson Street, Carson City, Nevada 89701 and its head office is located on the second floor at 1013-17th Avenue S.W., Calgary, Alberta T2T OA7.

         JAWS' shares of common stock, par value $.001 per share (the "Common Stock"), trade on the OTC Bulletin Board under the symbol "JAWZ".

         JAWS is currently the parent corporation of four operating subsidiaries, JAWS Alberta, Offsite Data Services Ltd., an Alberta corporation doing business as JAWS Secure Network Storage Division ("Offsite"), Pace Systems Group, Inc., an Ontario corporation ("Pace"), and JAWS Technologies (Delaware), Inc., a Delaware corporation ("JAWS Delaware"). The overall strategic goal for JAWS is to consolidate the highly fragmented information security industry, achieve increasing economies of scale through the acquisition of high growth, emerging market firms and integrate such firms through centralized administration and planning. Through industry and management expertise, JAWS attempts to ensure that acquired firms receive the capital and corporate planning necessary to maximize the growth potential within each information security niche.

         JAWS, through its wholly-owned subsidiary, JAWS Alberta, specializes in the field of high-end information security, providing consulting services and software solutions to minimize the threats to clients' information and communications. At its offices in Calgary, Alberta, JAWS develops proprietary encryption software using what is currently one of the strongest encryption algorithms, L5, to secure binary data in various forms, including streamlining or blocking data.

         L5 was developed and refined over approximately 15 years by its inventor Mr. Jim L. A. Morrison, formerly the Chief Programmer at JAWS from March 1, 1998 to April 20, 1999.

         On October 20, 1997, JAWS Software Ltd. (a company controlled by Mr. Morrison) assigned all of its right, title and interest in L5, and other miscellaneous intellectual property, to JAWS. In October 1998, during JAWS patent application process, there was a further assignment of L5, and other miscellaneous intellectual property, to JAWS by Mr. Morrison personally in order to fulfill the requirements of the patent application process. L5 itself is not the software produced and marketed by JAWS but the mathematical process outlining the detailed steps required to encrypt and decrypt data. L5 can be incorporated into a variety of software programs requiring encryption of data.

         Since the acquisition of L5 by JAWS, a team of JAWS software engineers has developed and continues to develop numerous applications for L5 on many different platforms (such as JAWS Data

Encryption(TM), JAWS Memo(TM), JAWS Xmail(TM)). L5 software, prior to acquisition, had been developed using the Borland Delphi computer programming language on a Windows 95/98 platform. The software consisted primarily of L5 and a Windows user interface. Since that time, L5 has been rewritten in the C language. An in-house JAWS cryptographer, with the co-operation of two University of Calgary professors, has made several refinements to L5 including some changes introduced to address speed and security considerations. C language can be used in a variety of operating systems (e.g. UNIX, OS/2, VMS, and Windows CE). As L5 is no longer limited to Windows, it and can now be deployed interoperably on a variety of platforms.

         JAWS business plan is to become a full service information security solution provider. In accordance with this plan, JAWS currently markets both information security products and professional information security services.

         In an attempt to create and maintain a competitive advantage in the information security industry, JAWS strives to continually differentiate itself from other industry players and works towards establishing strong brand loyalty for its products and services through multiple channels of distribution. The distribution strategy used by JAWS addresses the requirements of small organizations to large enterprises and matches the appropriate sales and distribution channels to the software and services offered.

PRODUCTS AND SERVICES

         All of the products currently marketed by JAWS are based on L5. The products described below have been completed and are currently being marketed.

         JAWS Data Encryption(TM) is a software program, targeted towards both corporate and private users, which allows such users to protect important data on their workstations and network drives by encrypting such data with a symmetric algorithm or an asymmetric algorithm. The software also allows the exchange of secure data when using the public key mode. This software program has taken approximately 18 man months of research and development effort. The material features of this product are:

         -    the encryption and decryption of data files;

         - the encryption and decryption of folders, including recursive folders if desired;

         -    compatibility with Windows 95/98/NT and 1Citrix;

         -    symmetric algorithm mode;

         -    asymmetric algorithm mode;

         - a simple easy-to-use interface developed in accordance with Microsoft standards of user-interface design;

         - a relatively fast speed of execution as compared to competitors' algorithms;

         - a relatively small size of executable, as the operational execution of L5 requires minimal incremental disk space; and

         -    the strength of a 4096 bit key length.

         JAWS Memo(TM) is designed to secure valuable information created and stored in the platform device of Palm Computing Inc. ("Palm"). This application can completely replace the existing Memo Pad function in the Palm Pilot III, V and VII. The material features of this product are:

         -     the encryption and decryption of memos;

         - compatibility with Palm Pilot III, V and VII and other compatible operating systems;

         -     symmetric algorithm mode;

         - a relatively small size of executable as the operational execution of L5 requires minimal incremental disk space;

         -       the strength of a 4096 bit key length; and

         - certified as a Palm Platinum Solution under Palm's Platinum Solution certification program.

         In order to obtain the Palm Platinum Solution certification, a product must successfully undergo rigorous compatibility testing using standardized testing products. JAWS Memo(TM) is the only Palm Platinum Solution certified security related software available to Palm users as listed in the 1999 "Solutions for Your Enterprise" magazine of Palm.

         JAWS Xmail(TM) allows the secure exchange of e-mail messages via a POP3-compatible environment. JAWS Xmail(TM) sits between the user's e-mail program (e.g. Microsoft Outlook) and the user's mail server and intercepts incoming and outgoing messages. When receiving encrypted messages, the user is prompted to enter his private key to decrypt the ciphertext. Conversely, outgoing messages are automatically encrypted with the recipient's public key. The JAWS certificate server is a central repository holding user certificates.

         The material features of this product are:

         - the ability to send and receive secure e-mail messages over the internet;

         -       compatibility with Windows 95/98/NT;

         -       centralized key management;

         - compatibility with most POP3-based e-mail servers including Microsoft Outlook, Microsoft Outlook Express, Eudora, Pegasus, and Netscape Communicator;

         - the encryption and decryption of e-mail messages and attachments;

         -       public and private key mode;

         -       temporary caching of password phrase;

         - transparency to the user during operation as the application works in the background, on-line help;

         -       the strength of a 4096 bit key length; and

         - the self-pollinating nature of the product, as described below.

         JAWS Xmail(TM) is self-pollinating in that an intended recipient of an e-mail that does not have JAWS Xmail(TM) is sent a notice that indicates that the sender of the original message is trying to send a secure message but cannot because the intended recipient is not currently using JAWS Xmail(TM). The intended recipient is then invited to click on a button that will initiate the download, through a web-browser, of a decrypt-only version of the product that will allow the intended recipient to receive the message. The downloaded version does not allow the sending of secure e-mail messages. To become fully enabled and registered the user, or the user's organization, must compensate JAWS. Once payment is received, a registration program is automatically sent to the user thus fully enabling the downloaded version of the product.

         With the rise in computer connectivity and the push to electronic commerce, organizations are becoming increasingly more exposed to the outside world via electronic means. Often these organizations lack the skills and time requirements needed to protect and secure their information assets. Periodicals and reference material such as Maximum Security, 2nd ed., have indicated that servers are often set up by non-technical individuals who inadvertently create numerous viable targets for hackers. As the number of servers supporting websites increases on a daily basis the security risks increase as well.

         In response to this need, JAWS has created its Information Systems Security Group ("ISSG"). The services offered by ISSG to its clients include:

         -        network security assessments and audits;

         -        security policy review and development;

         -        security system architecture, review and development;

         -        intrusion detection and testing;

         - system penetration testing to uncover areas of risk and weakness;

         -        mapping of security systems currently in place;

         -        client data valuation; and

         -        emergency response following an intrusion.

         JAWS has developed its services around the premise of providing full information security solutions. This means providing services and strong product offerings to maintain the best possible solution for each client. JAWS information security services are offered to government agencies, military agencies, small corporations, large corporations, financial institutions and industrial clientele.

         Once JAWS collects the data during an assessment and fully analyzes the potential security risks revealed, a client-specific proposal for information systems security can be developed and presented to the client. At the option of the client, JAWS can then integrate the appropriate software and products proposed into a complete solution that meets the client's information security needs. The proposal generally includes a cost analysis to ensure the client understands the true cost of security in relationship to its risk and the value of the information being protected. JAWS also provides training for the clients' staff to ensure that its employees are able to adopt the technology, policies and procedures provided by the information security solution.

         As a client's business changes, information technology modifications are inevitable. With these modifications, potential security risks are created. JAWS offers clients the option of re-assessing their information systems as needed or to have regularly scheduled re-assessments in order to maintain adequate information systems security.

         ISSG is product neutral and may therefore offer both JAWS' own suite of products, competitor's products or a combination of both to meet a client's specific needs. The goal of JAWS is to provide the best possible solution. It is anticipated that competitor's products and services will be provided by JAWS through standard licensing/reseller contracts with other security product vendors (e.g. Network Associates).

         Client support services are currently available to JAWS' clients through the following methods:

         -        a 1-800 help desk;

         - onsite (as demand grows, it is intended that technicians will be available through regional JAWS offices);

         -        frequently asked questions documents on the JAWS website;

         -        e-mail support; and

         -        online help built into JAWS products.

         A sales and marketing team for L5 data encryption software has been working since May 1998 towards creating the JAWS brand identity as well as establishing relationships with public relations companies to provide market awareness and industry interest in JAWS' products. The sales and marketing department continues to pursue opportunities with application service providers and in areas such as smart cards, biometrics and security tokens. Further, the sales and marketing department has implemented e-mail campaigns to raise the public's awareness of e-mail security, e-commerce and Public Key Infrastructure to a higher level. JAWS strives to develop industry specific (health care, financial services, legal, government, oil and gas, law enforcement and education) marketing materials for its products and services, develop strategies for the Personal Data Assistant marketplace (such as the Palm Pilot III, V and VII) and to identify and implement alliances with complementary organizations.

         In relation to product releases, the sales and marketing department has also developed collateral sales materials including boxes, compact disc cases, stationery, and brochures. JAWS Data Encryption(TM) first release was in July, 1998 and the second modified version was released in September, 1998. JAWS Memo(TM) was released in December, 1998 and the second modified version was released in June, 1999.

         Although the print media coverage of L5 has been positive in at least 34 different articles and requests for information from investors, potential clients and interested parties have been numerous (approximately 150 inquiries per week), there has not been significant sales of JAWS' products. From the client feedback that JAWS has received, it is the opinion of management that the following factors are affecting the sales of L5 products:

         - although potential purchasers are aware of security as an issue surrounding information systems and may have been educating themselves as to what products and services are available, specific needs have not been identified; therefore purchasers may not be ready to make specific buying decisions; and

         - the selling cycle for security software with reseller and value added resellers ("VAR") programs takes considerable time to conclude.

         Export restrictions which slow down the flow of trade and the selling process as well as widespread 128 bit key length security product entrenchment within existing security products are additional factors which may affect sales.

DISTRIBUTION

         JAWS software is currently distributed through the following channels:

         -        direct sales to potential clients by employees;

         -        resellers and VARs;

         -        online stores;

         -        the JAWS website; and

         -        Original Software Manufacturers ("OSM").

         The consulting services provided by ISSG are currently marketed through a direct sales effort although reseller relationships with other organizations are being explored. Initially the JAWS Data Encryption(TM) software was distributed in compact disc form. Currently, except for demonstration disks, the product's distribution is almost completely online either through third party online stores or via the JAWS website. This approach has minimized the cost of distribution of the product and provides faster turnaround on client requests.

         JAWS has distributed and agreed to distribute approximately 580,000 copies of L5. In order to develop a user base, the majority of these placements have been at nominal or no cost. JAWS recently announced the signing of a licensing agreement with Arrow Communications Systems Inc. doing business as ApexMail.Net ("ApexMail.Net") to distribute JAWS Xmail(TM) to 500,000 of ApexMail.Net's clients across North America. Additionally, approximately 200 copies of JAWS Data Encryption(TM) have been sold at $49.95 per copy and approximately 245 copies of JAWS Memo(TM) have been sold at $19.95.

         With respect to OSMs, external software developers can use L5 software as a utility embedded in their products to augment or enhance their particular products. Accounting software programs, database developments, e-mail programs and communication software are all potential channels for JAWS' software. Additional potential uses for L5 include use in smart cards, hand-held computing devices, telecommunications devices and access control devices. Direct sales channels include internet service providers, data warehouses, corporate networks and personal computer users. The revenues generated in the normal course of business by JAWS have come from these various markets. JAWS is not dependent upon one or a few major clients.

ALLIANCES

         The licensing agreement described above with respect to ApexMail.Net is material to JAWS in that this alliance provides for the distribution of 500,000 copies of JAWS Xmail(TM) to users of ApexMail.Net POP3-based e-mail accounts. Users of ApexMail.Net will download JAWS Xmail(TM) electronically from the ApexMail.Net website. There will be no physical distribution of the JAWS Xmail(TM) product to ApexMail.Net clients. This distribution could produce revenues equal to $0.333 per month per user or $33,333 per month for 100,000 users. The agreement also provides for the joint marketing of the alliance and the development by JAWS of a long term strategy that would provide ApexMail.Net with value-added services such as security audits, data protection systems and messaging programs. JAWS and ApexMail.Net continue to work towards the implementation of the terms of this agreement.

         JAWS has announced alliances with various other parties in 1999 including the following: OA Group Inc. ("OA"), ServInt Internet Services ("ServInt"), Glentel Inc. ("Glentel"), Thomson Kernaghan & Co. Limited ("Thomson Kernaghan"), Telus Advanced Communications ("TAC"), Proginet Corporation ("Proginet"), Wimsco, Inc. ("Wimsco") and CobraTech Industries, Inc. ("CobraTech").

         JAWS has entered into a sales and distribution agreement with OA integrating JAWS products and services with the OA's client networks. OA has agreed to install a hyperlink on its website that will provide OA's client base direct access to JAWS Xmail(TM). Additionally, OA has agreed to serve as a VAR for security assessments and product sales to its business clientele. Until the hyperlink is installed, JAWS will not receive any sales revenue from this agreement. JAWS does not know when this will occur or if this will occur. JAWS may never generate sales revenue from this agreement.

         JAWS has entered into a sales and distribution agreement with ServInt. Pursuant to this agreement, ServInt will support the rollout of JAWS Xmail(TM) to ServInt's existing base of clients. ServInt has agreed to install a hyperlink on its website that will provide ServInt's client base direct access to JAWS Xmail(TM). Additionally, ServInt will serve as a VAR for security assessments and product sales to its business clientele. Until the hyperlink is installed, JAWS will not receive any sales revenue from this agreement. JAWS does not know when this will occur or if this will occur. JAWS may never generate sales revenue from this agreement.

         JAWS has entered into an alliance agreement with Glentel to explore and develop secure wireless data products that will incorporate JAWS' products into applications such as mobile two-way radio, satellite, paging, cellular and personal cellular service. Product development is in the planning phase for research and development and as such, JAWS has not received any sales revenues from this agreement. Unless the planning phase is successful in generating a plan for research and development, JAWS may never generate revenues from this agreement.

         JAWS has entered into an agreement with Thomson Kernaghan whereby JAWS' products will be incorporated into Thomson Kernaghan's information security systems. JAWS will also be involved in training Thomson Kernaghan employees in the use of JAWS' products. Thomson Kernaghan is a principal shareholder of JAWS.

         TAC has agreed to support the North American distribution of JAWS Xmail(TM) by providing complete hosting services for the JAWS Xmail(TM) certificate server. The nature of this hosting relationship is such that TAC will provide power, back up facilities, firewall security and configuration, physical security, access control and 24 hour monitoring of the servers. These servers are used to provide access to the certificates of JAWS used by the program to encrypt e-mail and attachments. TAC will provide its 200,000 plus user base with the opportunity to install and use JAWS Xmail(TM). This will be accomplished by e-mailing the TAC users directly. Additionally, TAC will serve as a VAR for security assessments and product sales to its business clientele. JAWS does not know when this will occur or if this will occur. JAWS may never generate sales revenue from this agreement.

         JAWS has entered into a development agreement with Proginet whereby JAWS and Proginet have agreed to jointly develop, market and sell information security products for the secure transmission of information across the internet. Product development is in the planning phase for research and development and, as such, JAWS has not received any sales revenues from this agreement. Unless the planning phase is successful in generating a plan for research and development, JAWS may never generate revenues from this agreement.

         JAWS has entered into a development agreement with Wimsco whereby JAWS and Wimsco will jointly develop plans to introduce products into the market place and develop products for Wimsco's clients. Product development is in the planning phase for research and development and, as such, JAWS has not received any sales revenues from this agreement. Unless the planning phase is successful in generating a plan for research and development, JAWS may never generate revenues from this agreement.

         JAWS has entered into a memorandum of agreement, dated October 19, 1999, with CobraTech whereby JAWS grants exclusive marketing rights to CobraTech in Asia with respect to a variety of software including JAWS Data Encryption(TM), JAWS Xmail(TM) and JAWS Memo(TM). The grant is for a term of four years provided CobraTech achieves certain revenue targets. In exchange for these rights, JAWS is to obtain a 25% interest in CobraTech. Further, CobraTech is to pay JAWS a royalty equal to 25% of the gross sales revenue generated by CobraTech with respect to the sale of JAWS' products. At this stage, JAWS has not generated any revenues from this agreement.

         In addition to the alliances described above, JAWS has alliance agreements with the following organizations: A1 Axion Communications, Inc., Bridge Technology Group LLC, Care Factor, Cheque Free Corporation, Citrix Systems, Inc., DBCORP Information Systems Inc., Ernst & Young LLP, Eye Sciences, i.com productions inc., Net Nanny Software International Inc., Network Associates, Offsite, Palm, PSI Net Limited, United Projects, UUNET Internet Access Services, Secure Computing Corporation, Strategic Profits Inc., Telecom Wireless Corporation, and Westcor Mortgage Inc.

COMPETITION

         A number of companies have developed various information security products such as encryption software, firewalls, intrusion detection software and hardware solutions. A non-exhaustive list of generally available competitive cryptographic algorithms includes: DES, TwoFish, Certicom ECC, RSA, MARS, and PGP. No one particular product in the marketplace controls market share. Two distinctive competitors, RSA Data Security Inc. ("RSA") and Network Associates, have been leaders in the sale of encryption software.

         L5 currently gives JAWS a competitive advantage over these competitors because its 4096 bit key length is greater than its competitors. The ability to make quick changes in L5 programming, in addition to the strength provided by the 4096 bit key length, allows JAWS to be responsive to clients' demands for products that require both customization and strength.

         More specifically, the current advantages of L5 and the JAWS software incorporating L5, in contrast to competitive products, are as follows:


 JAWS                                                      COMPETITORS
 ----                                                      -----------
 L5 has an easily varied key length that can be quickly    Most competitive algorithms have a limit to the
 adapted (greater and lesser) and executed to meet         key size or a maximum length key where adding bits
 specific client requests.                                 to the key length does not improve security (e.g.
                                                           DES and TripleDES).


 Software coding based on XOR type operations and          Many algorithms include several levels of complex
 SBOXs.                                                    operations which perform slowly on most computers
                                                           and results in slow and difficult implementation
                                                           (e.g. MARS).


 The small footprint of the algorithm enables it to be     Large key sizes and difficult/complex computations
 incorporated into small devices such as smart cards.      currently make incorporation of some algorithms
                                                           into smart cards unreasonable (e.g. RSA).


 The relatively large, 4096 bit, key size is greater       Currently the key size for DES is 56 bit, for
 than its competitors.                                     Triple DES is 168 bit and for Certicom is 156 bit.


 Speed of execution of JAWS' software is faster that       Currently, DES is much slower because of the
 its competitors.                                          complexity of their products' operations.


         The 4,096 bit key length has, to date, been unbroken. In August, 1999, RSA reported that a 512 bit security code was broken and recommended at least 768 bit keys as the minimum for achieving reliable security. Each bit of key length is significant in that every time a bit gets added to a key length, the expected number of guesses someone would have to make to decrypt an encrypted message doubles. For someone to decrypt JAWS 4096 bit key length, it would require a number of guesses equal to a number 1,233 digits long.

         It is generally accepted ("Moore's Law") that computing power doubles every two years. With the status of computer power today, and the anticipated doubling of computing power, JAWS estimates it will be a number of years before there is enough widespread standard computer power to break the JAWS' 4096 bit key length software via a brute force attack. In the event that a JAWS 4096 bit system was subjected to a brute force attack and L5 was broken, JAWS' software can be modified to utilize a higher bit version of L5.

         There has been some cryptographic industry criticism of proprietary algorithms like L5. This criticism is based on the assertion that proprietary algorithms are intrinsically less secure than public domain algorithms in that they do not have the benefit of increased public scrutiny and cryptanalysis. JAWS' competitors, who own a proprietary algorithm, are subject to this criticism as well.

         Information auditing services, security business planning, security plan implementation and security management are relatively new industries. Very few large size competitors exist and mainly small firms are providing the services at this time. However, large accounting and information technology firms represent potential competitive threats due to such firms' existing brand loyalty and access to resources.

         JAWS manufactures and produces all software products in JAWS' corporate office in Calgary, Alberta. To manufacture and produce JAWS' software, the only requirements are computer equipment, compact discs, compact disc burners, and human resources. Packaging is produced by an external supplier. JAWS takes a simple in-house approach to the production and packaging of its software. This approach allows JAWS to be very flexible and is not dependent on any one supplier. All components of JAWS' products are readily available from a number of suppliers. There is currently an inventory of packaging in JAWS' head office. The demand for physical packaging has significantly decreased due to the availability and convenience of online downloads.

RECENT ACQUISITIONS

         Pace Systems Group Inc.

         Effective as of November 3, 1999, JAWS acquired 100% of the issued and outstanding shares of common stock of Pace in exchange for a maximum issuance of 1,731,932 shares of JAWS common stock, valued at $1.70 per share. The purchase price was paid by delivering 1,731,932 Pace exchangeable shares having the right to exchange one Pace exchangeable share for one share of JAWS common stock. According to the terms of the applicable share purchase agreements, 1,385,544 Pace exchangeable shares were to be delivered into escrow for release to the selling shareholders over a period of two years, with the number of Pace exchangeable shares to be released dependent upon certain performance and revenue targets of four key Pace employees over that period.

         In determining the value of all of the assets of Pace, JAWS considered the physical assets reported on the audited financial statements of Pace, dated July 31, 1999, historical revenues, customer lists, goodwill, leases, key employees and other assets and determined the value of Pace to be approximately $2,945,000. Such a valuation represents an amount equal to 2.29 times the gross revenues of Pace for the fiscal year ended July 31, 1999.

         Pursuant to the terms of the applicable share purchase agreements, Peter Labrinos, James Wang, Aidan O'Brien and Joseph Iuso have entered into employment agreements with JAWS Alberta for a period of 24 months. Prior to the transaction, there were no material relationships between Pace's selling shareholders or any officer or director of Pace and JAWS.
         Pace is a private company incorporated in 1986 with a history of providing financial information technology security solutions to retailers and large financial organizations in North America. More specifically, Pace offers services in the area of payment systems, including point of sale/automated business machines, electronic funds transfer, switch implementation, point of sale application and device integration, network architecture and design, system integration and project management. With the acquisition of Pace, JAWS retained several highly qualified financial information and technology specialists who have developed relationships with clients.

         Pace has worked with several financial institutions in Canada with respect to the development of retail banking systems, including, without limitation, with respect to the electronic payment technology currently in place in Canada. Pace has specialized knowledge with respect to Interac, and Pace currently offers implementation and business expertise to retailers, financial institutions and third party processors with respect to the connection of such companies to their banks or similar service providers or as a Direct Connector to the Interac network.

         Other services which Pace provides include pre-sales support to assist with the customization of sales efforts for prospective clients, software development, device certification (primarily with respect to the certification of "Secure PIN Entry Devices," as defined in the regulations of Interac) and testing, hardware and software vendor proposal evaluation, creation of requests for information or proposals to be distributed by the client to prospective hardware and software vendors, systems implementation, facilities management, post implementation support, user and technical documentation, user training, general consulting and year 2000 conversion and testing.

         JAWS is currently in the process of transferring the Pace business to its operating subsidiary, JAWS Ontario.

         Secure Data Technologies Corporation

         On December 31, 1999, JAWS, through JAWS Delaware, purchased substantially all of the assets of Secure Data, which provides numerous information security services, including consulting, policy development, risk assessment, penetration testing, firewall management, certificate authority services, incident response, high-tech crime investigations, computer forensics and training. The purchase price included the payment of approximately $250,000 in cash at closing and a deferred payment of up to approximately 47,587 shares of JAWS common stock (shares equivalent in value to $185,000 to be priced at the five-day closing trading price of JAWS common stock on the OTC Bulletin Board immediately prior to December 31, 1999 and shares equivalent in value to $150,016, valued at $7.04 per share).

         Offsite Data Services Ltd.

         On December 9, 1999, JAWS, through JAC, made an offer to purchase all of the shares of common stock and warrants of Offsite on the basis of 0.3524 of an exchangeable share of JAC for each common share of Offsite and one exchangeable share purchase B warrant of JAC for each common share purchase B warrant of Offsite. Each JAC exchangeable share will be exchangeable for one share of JAWS common stock following the effective date of an SEC registration statement to be filed by JAWS under the Securities Act of 1933 to register its shares of common stock issuable upon the exchange of the JAC exchangeable shares. Each JAC warrant will have substantially the same terms and conditions as the corresponding Offsite warrant exchanged therefor, except that instead of receiving an Offsite share upon exercise, the holder will receive 0.3524 of an exchangeable share. On January 28, 2000, the JAC offer expired and JAC acquired approximately 96% of the outstanding shares of common stock of Offsite and approximately 93% of the outstanding Offsite warrants. JAC intends to acquire the remaining Offsite shares of common stock and warrants not tendered, pursuant to the compulsory acquisition provisions under Alberta corporate law.

         Offsite, a Calgary based company incorporated in 1995, provides management services for automated Internet based back up, storage and recovery of computer data. Using Offsite's software, a customer's selected computer files are scanned for changed data. The client data is then compressed and transmitted to a mainframe data centre in Calgary. Client data is transmitted to the data centre over a variety of networks depending on the client's needs including the public switched telephone network, the Internet, cable services and fibre optic networks. Managed data centre facility services are provided by SHL Systemhouse Inc. of Ottawa, Ontario.

         Data back-up is facilitated through the use of HARBOR(TM) back-up and protection for distributed data software from HARBOR Systems Management Ltd. that is installed at the client site on each server and desktop computer that is to be backed up or serviced. Pursuant to a software licensing agreement, dated August 16, 1998, between Offsite and HARBOR, Offsite has exclusive rights for a period of five years from the date thereof to install/sell the HARBOR(TM) software to non-MVS based small businesses in Alberta using a MVS (mainframe) host with a CPU and data storage facilities based in Calgary, Alberta. Thus, Offsite has the exclusive right to provide back-up services to businesses that are PC-based. Offsite does not provide back-up services to businesses that are mainframe-based. Pursuant to the software licensing agreement, Offsite also has the non-exclusive right to distribute the HARBOR(TM) software in Canada and in the United States. The term of the license is five years and began on August 16, 1998. During the term of the licence, HARBOR(TM) has agreed not to appoint a competing distributor in Alberta. Offsite is not a product or technology developer and has no proprietary protection beyond its licensing arrangement with HARBOR.

         Offsite currently markets its services to small to mid-size businesses in Calgary, Alberta using a direct sales approach and a team of two full time sales professionals. Offsite intends to expand its market to other Canadian and North American centres by seeking distributors and value added re-sellers
(VARs) to sell its services.

         Offsite competes with business which have existing storage systems such as tape systems which have become more sophisticated, and new software that allows for automated predetermined back-up and easier retrieval of individual files as well as full system recovery. There are other enterprise storage management software packages similar to HARBOR(TM) such as IBM Corporation's ADSM, Computer Associates' Enterprise Storage Manager and Cheyenne's ARCserve, which can be utilized by other service providers who wish to offer a competing service to the Corporation. These software packages can be used by organizations to back-up their networks to various storage media such as tape or disk. Both Windows NT Server and Novell's NetWare have basic, built in, back up and restore functions. There are also a number of new services emerging which offer desktop back-up over the Internet, however, many of these support only disk to disk transfer (i.e. not networks) in a Windows operating environment and are aimed at single users with smaller data needs. Many of these also offer or are about to offer dial up access and reduced introductory storage rates.

INTELLECTUAL PROPERTY MATTERS

         JAWS has applied for patent protection of L5 in the United States. The United States patent office has confirmed receipt of the application and JAWS has qualified to have its patent application reviewed and evaluated. To date, JAWS has applied for but not successfully registered any of its trademarks, trade names or service marks. However, JAWS has acquired the Xmail tradename from British Telecom PLC. JAWS owns the copyright in all the software created by its employees and the copyrights which it has contractually acquired. JAWS maintains strict confidentiality practices with its employees including contractual obligations by the employees. JAWS' business is not dependent on a single license or group of licenses.

GOVERNMENT REGULATION

         Export restrictions on encryption technology above 64 bits are tightly controlled through the provisions of the Wassenaar Arrangement. The Wassenaar Arrangement is a 26 country agreement, including Canada and the United States, controlling the export of encryption technology to any destination outside of continental North America. This arrangement requires exporters of encryption technology to make an application prior to exportation. Applications for export under the agreement are evaluated on a case by case basis and considerable evaluation is done by both countries involved in the export review. The application process slows down the selling cycle and flow of trade of JAWS' products by requiring compliance with the terms of the Wassenaar Arrangement.

ENVIRONMENTAL LAW

         No specific environmental laws are applicable to JAWS' products or business activity other than general environmental controls related to non-hazardous waste disposal. JAWS does not have any specific environmental costs and all costs related to waste disposal are accounted for under general operating costs. Current environmental laws have no direct costs or effect on JAWS' business activities. Environmental costs related to non-hazardous waste disposal are incurred in the ordinary course of business.

EMPLOYEES

         As of February 8, 2000, JAWS employs approximately 85 full time staff. None of JAWS' employees are represented by any type of labor organization and JAWS is not aware of any activity by employees seeking organization. JAWS considers its relationships with it employees to be satisfactory. JAWS has, in its early stages, developed strong human resources practices with the belief that the growth of JAWS is heavily reliant on its human resources.

INSURANCE

         JAWS maintains insurance coverage including key man life insurance, policies, business interruption insurance, asset protection and public liability insurance. Further, FutureLink Distribution Corporation
("FutureLink") secures JAWS data through back-up procedures and data recovery procedures.

DESCRIPTION OF PROPERTY

         JAWS entered into an agreement to lease premises from Shelbourne Place Holding Corp. ("Shelbourne"), pursuant to which JAWS is renting approximately 10,000 square feet of commercial space and is obligated to pay Shelbourne $95,600 per annum, plus operating costs of approximately $42,000 per annum, for a five-year term commencing November 1, 1998. Riaz Mamdani, director and Chief Financial Officer of JAWS, owns a majority of the shares of Shelbourne. JAWS is also the lessee in a lease for approximately 3,000 sq. ft. with Manufacturers Life under a lease which JAWS entered into prior to entering into its lease with Shelbourne. JAWS vacated these premises in 1998 when it moved into the Shelbourne premises. JAWS pays approximately $31,000 per annum for these premises and has sub-leased some of this space to offset approximately $13,000 per annum of the rental expense associated therewith for the remainder of the lease term.

ITEM 2.          PROPERTIES.

         JAWS entered into an agreement to lease premises from Shelbourne Place Holding Corp. ("Shelbourne"), pursuant to which JAWS is renting approximately 10,000 square feet of commercial space and is obligated to pay Shelbourne $95,600 per annum, plus operating costs of approximately $42,000 per annum, for a five-year term commencing November 1, 1998. Riaz Mamdani, director and Chief Financial Officer of JAWS, owns a majority of the shares of Shelbourne. JAWS is also the lessee in a lease for approximately 3,000 sq. ft. with Manufacturers Life under a lease which JAWS entered into prior to entering into its lease with Shelbourne. JAWS vacated these premises in 1998 when it moved into the Shelbourne premises. JAWS pays approximately $31,000 per annum for these premises and has sub-leased some of this space to offset approximately $13,000 per annum of the rental expense associated therewith for the remainder of the lease term. See Item 1, "Business- Description of Properties."

ITEM 3.          LEGAL PROCEEDINGS.

         JAWS is not a party to any material pending legal proceedings other than ordinary routine litigation incidental to the business of JAWS.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders of the Company, through solicitation of proxies or otherwise, during the last quarter of the year ended December 31, 1999.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth the names, ages and positions of the current executive officers of the Company.

                 Name                        Age                    Position
                 ----                        ---                    --------
Robert J. Kubbernus . . . . . . . . . . .     40                    Chairman of the Board, Chief
                                                                    Executive Officer, President and
                                                                    Director

Tej Minhas        . . . . . . . . . . . .     39                    (1)

Riaz Mamdani      . . . . . . . . . . . .     31                    Chief Financial Officer and Director

Vera Gmitter      . . . . . . . . . . . .     41                    (1)

-------------------------
(1) Mr. Minhas and Ms. Gmitter are neither directors nor officers of JAWS, but are included in this table because, as senior officers of JAWS Alberta, they have performed policy-making functions in respect of JAWS. Mr. Minhas is the President and Chief Operating Officer of JAWS Alberta and Ms. Gmitter is Vice President, Administration of JAWS Alberta.

         ROBERT J. KUBBERNUS. Mr. Kubbernus has served as Chairman of the Board, Chief Executive Officer and President of JAWS Alberta since October 1997 and of Bankton Financial since February 1998. Mr. Kubbernus resigned as President of JAWS Alberta in July 1999 upon Minhas' appointment to that position. Mr. Kubbernus' primary responsibilities have been to oversee security product developers, provide executive direction and develop key contacts with governmental authorities, investors, clients, insurance underwriters and the investment community. From October 1992 to September 1997, Mr. Kubbernus held the position of President and Chief Executive Officer of Bankton Financial Corporation, a company which provides business and lending advisory services, where he led a team of corporate financial consultants who specialized in the placement of debt instruments with institutional and private lenders.

         TEJ MINHAS. Mr. Minhas has served as President and Chief Operating Officer of JAWS Alberta since July 1999. Mr. Minhas is responsible for developing and implementing strategic and tactical plans for each department, key alliance development, managing marketing projects, implementing the corporate vision and maintaining and improving corporate culture. From August 1998 to June 1999, he was the Vice President of Technology for JAWS Alberta where his primary responsibilities were to oversee all aspects of the Technology Department including strategic planning, software engineering, business systems infrastructure management, technology vendor relations, security consulting and technical support. From April 1996 to July 1998, Mr. Minhas was the Vice President of Technology for AgriTech International Corporation, a creator of global information systems for the agricultural sector, where he was involved with strategic IT planning, human resource planning, marketing support management, executive reporting, vendor relations, industry alliances and IS Business development. From April 1992 to March 1996, he was the Canadian District Manager, Professional Services for Sybase Canada, an international database and tools company, where his responsibilities included the profitability of Canadian operations. The Canadian District was comprised of offices in Toronto, Ottawa, and Calgary. In this role, Mr. Minhas duties included marketing strategy development and execution, sales force management, staff & consultant recruiting, and the operation of a certification and training centre. Mr. Minhas graduated with a Bachelor of Science, Computer Science Specialty, from the University of Toronto in 1985.

         RIAZ MAMDANI. Mr. Mamdani has been Chief Financial Officer of JAWS since July 1999. Previous to this appointment, he was Director of Corporate Finance from March 1999 to July 1999. Mr. Mamdani is responsible for the development of operational financing including securities issuances, the documentation needed to close these issuances, establishing and implementing professional relationships and assisting in matters of corporate compliance as well as company structure. From May 1996 to August 1998, Mr. Mamdani was a Barrister and Solicitor with Beaumont Church, a Calgary-based law firm, where his practice focused in the areas of Corporate, Commercial and Securities law. From May 1992 to April 1996, he was a Pharmacist at the Foothills Hospital in Calgary while attending law school at the University of Calgary, from September 1993 to May 1996. Since 1992, Mr. Mamdani graduated with a Bachelor of Law degree from the University of Calgary in 1996. He also graduated from the University of Manitoba with a Bachelor of Science degree in Pharmacy in 1992.

         VERA GMITTER. Ms. Gmitter has served as Vice President, Administration of JAWS Alberta since February 1998. Her current responsibilities at JAWS include developing policies and procedures, government regulation, export, trademark, finance, accounting, legal, public compliance and human resources as well as managing over the day to day operations of JAWS Alberta. From July 1997 to June 1998, Ms. Gmitter held the position of General Manager for Bankton Financial Corporation. In this position she directed daily operations for the corporation, which specialized in custom finance solutions. From September 1987 to July 1997 Ms. Gmitter was the owner of 396406 Alberta Ltd., a holding company for a restaurant, concession contracts, retail store and a sign and graphics business, for which she was President. Ms. Gmitter graduated with a Bachelor of Arts degree in Political Science and Economics from Augustana University in 1995.

                                    PART II

ITEM 5.          MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                 MATTERS.

         As of March 16, 2000, there were approximately 130 shareholders of record of JAWS common stock. JAWS common stock is currently listed for trading on the over-the-counter bulletin board under the symbol "JAWZ." The following table sets forth the high and low bid prices for JAWS common stock as reported by the OTC Bulletin Board since February 1, 1998. It should be noted that such over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transaction prices.


                                                          PRICE RANGE
                                                          -----------
                                                 HIGH                     LOW
                                                 ----                     ---
Fourth Quarter 1999                             10.75                    1.32

Third Quarter 1999                               2.78                    1.13

Second Quarter 1999                              4.25                    0.59

First Quarter 1999                               1.19                    0.38

Fourth Quarter 1998                              0.66                    0.13

Third Quarter 1998                               0.84                    0.28

Second Quarter 1998                              1.50                    0.50

First Quarter 1998 (beginning                    1.06                    0.48
February 1, 1998)

         On March 22, 2000, the last reported sales price for shares of JAWS common stock was $8.22 per share.

         JAWS has not paid any dividends on its common stock to date. JAWS does not currently intend to declare or pay any dividends on its common stock in the foreseeable future, but plans to retain earnings, if any, for development and expansion of its business operations.

ITEM 6.          SELECTED FINANCIAL DATA.


                                      1999            1998             1997
                                   ----------     -------------     -----------
Revenue                                   $592              $29              --
Loss for the period                     (7,168)          (3,076)           (137)
Loss for the period per
  share common stock                     (0.50)           (0.42)          (0.03)
Total assets                            12,606              273              10
Long-term debt                              68              147              --
Shareholder's equity                    11,162             (574)           (101)
(deficiency)



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

OVERVIEW

         JAWS is currently the parent corporation of three operating subsidiaries, JAWS Alberta, JAWS Delaware and JAWS Ontario. The overall strategic goal for Jaws is to consolidate the highly fragmented information security industry, achieve increasing economies of scale through the acquisition of high growth, emerging market firms and integrate such firms through centralized administration and planning. Through industry and management expertise, JAWS attempts to ensure that acquired firms receive the capital and corporate planning necessary to maximize the growth potential within each information system niche.

         The shares of JAWS common stock trade on the over-the-counter bulletin board under the symbol "JAWZ".

         JAWS Alberta specializes in the field of high-end information security, providing consulting services and software solutions to minimize the threats to clients' information and communications. At its offices in Calgary, Alberta, JAWS Alberta develops proprietary encryption software using what is currently one of the world's strongest encryption algorithms, L5, to secure binary data in various forms, including streamlining or blocking data.

         JAWS Alberta's business plan is to become a full service information security solution provider. In accordance with this plan, JAWS Alberta currently markets both information security products and professional information security services.

         JAWS' financial information technology security solutions services are provided through its wholly-owned subsidiary, JAWS Ontario, and include services in the area of payment systems, including POS/ABM EFT switch implementation, point of sale application and device integration, network architecture and design, system integration and project management.

         In addition, JAWS, through its wholly-owned subsidiary JAC, has purchased all of the outstanding shares of common stock of Offsite. Offsite offers secure, fully automated on-line backup, retrieval and storage services through the internet from its data centre in Calgary.

RESULTS OF OPERATIONS

      Year ended December 31, 1999 compared with the Year ended December 31,
1998

         JAWS' revenue increased by $562,978 (1,937%) for the year ended December 31, 1999 from $29,068 in the year ended December 1998. This increase is primarily due to the acquisition of Pace on November 3, 1999.

         Selling, general and administrative expenses increased 254% to $5,577,447 for the year ended December 31, 1999 from $1,574,022 in the year ended December 31, 1998. This increase was primarily due to the continued growth of Jaws' operations, moving Jaws products toward and into the commercialization stage and the expenses related to acquisitions including, without limitation, expenses related to the preparation of various marketing and sales documents and materials, wages and benefits, requirements for office space, supplies and other office related expenses.

         Advertising and promotion expenses increased 66% to $363,916 for the year ended December 31, 1999 from $218,574 in the year ended December 31, 1998. This increase was directly attributable to increased sales and marketing activities related to moving Jaws products toward and into the commercialization stage.

         Interest expense, financing fees and amortization of deferred financing fees/debt discount increased by approximately 307% to $1,587,237 for the year ended December 31, 1999 from $389,715 for the year ended December 31, 1998. The increase was due almost entirely to the retirement of the convertible debentures and the associated accelerated amortizations of the deferred financing fees and debt discount.

         Depreciation and amortization expense increased by approximately 1,547% to $231,222 for the year ended December 31, 1999 from approximately $14,041 for the year ended December 31, 1998. This increase was primarily due to the amortization of goodwill associated with the PACE acquisition and to the increase in fixed assets consistent with the expansion of Jaws' operations.
The 1998 depreciation and amortization number is exclusive of the one-time write off of the software development costs of $909,003.

         The Company's net loss for the year ended December 31, 1999 was $7,167,776 as compared with $3,076,287 ending December 31, 1998. The increase in the net loss is primarily due to the retirement of the convertible debentures and by the continued growth of Jaws' operations, moving Jaws products toward and into the commercialization stage and the expenses related to acquisitions including, without limitation, expenses related to the preparation of various marketing and sales documents and materials, wages and benefits, requirements for office space, supplies and other office related expenses.

         Year ended December 31, 1998 compared with inception (January 27,
1997) to December 31, 1997

         JAWS' revenue increased $29,068 for the year ended December 31, 1998 from $0 in the 1997 period. This increase is primarily due to the transition from product and corporate development stages to beginning the sales cycle.

and materials, wages and benefits, requirements for office space, supplies and other office related expenses. A one-time write-off of software development costs of $909,003 was also a key factor for this increase.

         Depreciation and amortization expense increased to $14,041 for the year ended December 31, 1998 from $580 for the period ended December 31, 1997. This increase was primarily due to a growing fixed asset base to support operational growth. Selling, general and administrative expenses increased 2,148% to $3,076,287 for the year ended December 31, 1998 from $136,854 in the period ended December 31, 1997. This increase was primarily due to the continued growth of JAWS' operations, moving JAWS products toward and into the commercialization stage and the expenses related to acquisitions including, without limitation, expenses related to the preparation of various marketing and sales documents

         The Company's net loss for the year ended December 31, 1998 was $3,076,287 as compared with $136,854 for the period ended December 31, 1997. The increase in the net loss is primarily due to JAWS incurring significant development costs, including, but not limited to, a one-time write-off of software development costs to bring the product from development to commercialization stage.

LITIGATION

         JAWS is not a party to any material pending legal proceedings other than ordinary routine litigation incidental to the business of JAWS which the Company does not believe is material.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operations for the year ended December 31, 1999 was $4,170,626 as compared with $1,126,975 for the year ended December 31, 1998. These increases are a result of the increased expenses incurred as noted above. As at December 31, 1999 Jaws had raised $13,648,043 in additional working capital for operations.

         Cash on hand of $8,430,701 at December 31, 1999, is an increase from $33,732 at December 31, 1998. This increase is as a result of a series of stock issuances, including the Private Placement Transaction, and funds advanced under a convertible debenture agreement. A net amount of $13,648,043 was raised from financings during the year ended December 31, 1999. These funds will be deployed primarily to fund operations.

         Accounts payable and accrued liabilities have increased 175% to $1,177,278 for the year ended December 31, 1999 from $428,600 for the year ended December 31, 1998. These increases are a result of the efforts of management to increase sales revenue and grow Jaws' operations and are consistent with the other expense increases in 1999. Jaws has anticipated and budgeted for these increases to provide for the organizations' shift from R&D to commercialization and to provide for the growth of operations. Management has budgeted for this trend and expects the trend will continue until cash flow from sales is realized allowing Jaws to reduce the trade accounts in a more timely fashion.

         Jaws has not established any lines of credit outside of trade accounts and will not be in a position to negotiate any lines of credit until sales contracts have been validated and matured. Jaws has not used any debt instruments to date due to its early stage of operations, other than long-term capital leases and Thomson Kernaghan's convertible debentures which have recently been converted to equity.

         On September 25, 1998, JAWS entered into a $2,000,000, 10% Convertible Debenture Agreement with Thomson Kernaghan and 1,428,572 warrants to purchase 1,428,572 common shares at $0.28 per common share. These Thomson Kernaghan warrants were to expire on October 31, 2002 and were to be exercised in whole or in part, from time to time, prior to October 31, 2002 in accordance with the terms of the Thomson Kernaghan warrants and the amended debenture agreement. The Thomson Kernaghan warrants are assignable, and non-callable.

         Around this time Jaws also entered into an agreement with Bristol Asset Management LLC ("Bristol") whereby Jaws was given the right to obligate Bristol to buy up to 25,000,000 shares of common stock for up to $7,000,000 in "put" options.

         On April 26, 1999, Jaws signed a settlement agreement with and in consideration of the cancellation of the previous financing arrangement Jaws has granted warrants to Bristol to purchase 1,000,000 shares of the common stock of Jaws at $0.70 USD, expiring April 15, 2002. The cancellation of this financing did not have an immediate impact on Jaws' plan of operation.

         On April 27, 1999, Jaws and Thomson Kernaghan amended the debenture agreement, increasing the amount available to $5,000,000. $1,520,000 of the $5 million available under the amended debenture agreement was advanced in accordance with the terms of debentures issued by Jaws.

         Effective November 1, 1999, Jaws executed a Debenture Acquisition Agreement Amendment and Settlement Agreement with Thomson Kernaghan, (the "Settlement Agreement") in order to settle the outstanding obligations of the parties relating to the $5,000,000 Debenture Acquisition Agreement dated September 25, 1998, as amended on April 27, 1999. The Settlement Agreement settles the conversion terms of the $1,520,000 advanced under Debenture Agreement and the exercise of outstanding warrants issued under the Debenture Agreement and terminates all further obligations related to the Debenture Agreement. Debentures issued pursuant to the Debenture Agreement have been converted to 5,127,672 restricted shares. Thomson Kernaghan has exercised all of the outstanding warrants issued pursuant to the Debenture Agreement for the issuance of 2,180,220 shares in the common stock of Jaws. The parties have signed a mutual release.

YEAR 2000 ISSUES

         By the end of 1999, JAWS completed a ten phase year 2000 plan which addressed the year 2000 readiness of all of our internal and external systems, including software, network equipment, bandwidth providers and suppliers. We have not, to date, experienced any year 2000 disruptions in these systems. JAWS continues to assess all of our internal systems for operational effectiveness and efficiency beyond year 2000 concerns.

         JAWS believes that our significant suppliers and customer are year 2000 compliant and have not, to date, been made aware that any significant suppliers or customers have suffered year 2000 disruptions in their systems.

         In the event JAWS discovers year 2000 problems in any of these systems, we will endeavor to resolve these problems by making modifications to our systems or purchasing new systems on a timely basis. Although we are not aware of any material operational issues associated with preparing these systems for the year 2000 we will not experience material, unanticipated, negative consequences and/or material costs caused by undetected errors or defects in such systems or by our failure to adequately prepare for the results of such errors or defects, including costs of related litigation, if any. The impact of such consequences could have a material and adverse effect on our business, financial condition and results of operations. Our costs of year 2000 compliance, to date, are approximately $10,000 and we do not anticipate material year 2000 compliance costs in the future.

ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

                 Not applicable.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements filed as part of this Annual Report on Form 10-K are provided under Item 14 below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEMS 10-13.

         The information required for Part III in this Annual Report on Form 10-K is incorporated by reference from the Company's definitive proxy statement for the Company's 2000 Annual Meeting of Stockholders. Such information will be contained in the sections of such proxy statement captioned "Stock Ownership of Certain Beneficial Owners and Management," "Election of Directors," "Board and Committee Meetings," "Compensation for Directors," "Compensation for Executive Officers" and "Certain Relationships and Related Transactions." Information regarding executive officers of the Company is also furnished in
Part I of this Annual Report on Form 10-K under the heading "Executive Officers of the Registrant."

                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                 8-K.

      a (1)          Financial Statements
                     JAWS' Consolidated Financial Statements as of December 31, 1999 and for each of the three years in the period ended December 31, 1999.  See pages F-1 through F-29, which are included herein.

      a (2)          Financial Statement Schedules
                     All schedules are omitted because they are inapplicable, not required or the information is included in the consolidated financial statements or the notes thereto.

      a (3)          Exhibits

                     The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Annual Report on Form 10-K.

       (b)           The following Current Reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report:
                     (1)      Current Report on Form 8-K, filed with the Securities and Exchange
                              Commission on November 15, 1999;
                     (2)      Current Report on Form 8-K, filed with the Securities and Exchange
                              Commission on November 15, 1999;
                     (3)      Current Report on Form 8-K, filed with the Securities and Exchange
                              Commission on December 2, 1999; and
                     (4)      Current Report on Form 8-K, filed with the Securities and Exchange
                              Commission on December 7, 1999.

                            JAWS' Technologies, Inc.

                          Index to Financial Statements                                              Page
                          -----------------------------                                              ----
Independent Auditors' Report. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-2

Consolidated Balance Sheets as at December 31, 1999 and 1998. . . . . . . . . . . . . . . . . . . .   F-3

Consolidated Statements of Loss and Deficit and Comprehensive Loss for the years ended December
31, 1999 and 1998 and for the period from the date of inception (January 27, 1997) to December 31,
1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    F-4

Consolidated Statements of Changes in Stockholders' Equity for the years ended
December 31, 1999 and 1998 and for the period from the date of inception (January, 27, 1997)
to December 31, 1997 u. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-5

Consolidated Statements of Cash Flows for the years ended December 31, 1999 and 1998 and for the period from the date of inception (January, 27, 1997) to December 31, 1997
and (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-6

Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-7

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of Jaws Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Jaws Technologies, Inc. (and subsidiaries) as at December 31, 1999, 1998 and 1997 and the related consolidated statements of loss and deficit and comprehensive loss, changes in stockholders' equity and cash flows for the years ended December 31, 1999, and 1998 and for the period from the date of incorporation on January 27, 1997 to December 31, 1997. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jaws Technologies, Inc. (and subsidiaries) as at December 31, 1999, 1998 and 1997 and the consolidated results of their operations and their cash flows for the years ended December 31, 1999, and 1998 and for the period from the date of incorporation on January 27, 1997 to December 31, 1997, in accordance with accounting principles generally accepted in the United States.




Calgary, Canada                                   /s/ Ernst & Young LLP
February 25, 2000                                 Chartered Accountants

JAWS TECHNOLOGIES, INC.


                          CONSOLIDATED BALANCE SHEETS
                  (all amounts are expressed in U.S. dollars)


As at December 31
                                                                  1999            1998            1997
                                                                   $               $               $
-------------------------------------------------------------------------------------------------------------
 ASSETS
 CURRENT
 Cash                                                       8,430,701        33,732          111
 Term deposits  [note 4]                                    431,729          --              --
 Accounts receivable                                        338,825          7,243           --
 Due from related parties [note 8]                          1,777            13,118          --
 Prepaid expenses and deposits                              75,144           140,456         7,500
-------------------------------------------------------------------------------------------------------------
                                                            9,278,176        194,549         7,611
 Equipment and leasehold improvements [note 5]              699,235          78,830          2,320
 Intangible assets [note 6]                                 2,629,000        --              --
-------------------------------------------------------------------------------------------------------------
                                                            12,606,411       273,379         9,931
-------------------------------------------------------------------------------------------------------------


 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
 CURRENT
 Accounts payable and accrued liabilities                   1,177,278        428,600         32,976
 Current portion of capital lease obligations payable
   [note 12]                                                25,235           --              --
 Due to related parties [note 8]                            172,093          197,115         --
 Due to stockholders [note 8]                               2,066            74,717          78,159
-------------------------------------------------------------------------------------------------------------
                                                            1,376,672        700,432         111,135
-------------------------------------------------------------------------------------------------------------
 Capital lease obligations payable [note 12]                68,227           --              --
 Convertible debentures [note 9]                            --               146,606         --
-------------------------------------------------------------------------------------------------------------
                                                            68,227           146,606         --
-------------------------------------------------------------------------------------------------------------

 COMMITMENTS [NOTE 12]
 STOCKHOLDERS' EQUITY(DEFICIENCY)
 Authorized
  95,000,000 common shares at $0.001 par value
         5,000,000 preferred shares at $0.001 par value
 Common stock issued and paid-up [note 7]                   25,040           10,612          4,000
 Additional paid in capital                                 21,699,106       2,637,712       31,650
 Cumulative translation adjustment                          (181,717)        (8,842)         --
 Deficit                                                    (10,380,917)     (3,213,141))    (136,854)
-------------------------------------------------------------------------------------------------------------
                                                            11,161,512       (573,659)       (101,204)
-------------------------------------------------------------------------------------------------------------
                                                            12,606,411       273,379         9,931
-------------------------------------------------------------------------------------------------------------


See accompanying notes

On behalf of the Board:
                                  Director                          Director

JAWS TECHNOLOGIES, INC.


                      CONSOLIDATED STATEMENTS OF LOSS AND
                         DEFICIT AND COMPREHENSIVE LOSS
                  (all amounts are expressed in U.S. dollars)



                                                                                      PERIOD FROM
                                                                                      THE DATE OF
                                                                                     INCORPORATION
                                                                                      ON JANUARY
                                                        YEAR ENDED     YEAR ENDED        27, TO
                                                       DECEMBER 31,   DECEMBER 31,    DECEMBER 31,
                                                     ---------------------------------------------
                                                           1999           1998           1997
                                                             $              $              $
--------------------------------------------------------------------------------------------------
 REVENUE                                               592,046        29,068        --
--------------------------------------------------------------------------------------------------
 COSTS AND EXPENSES

 Advertising and promotion                             363,916        218,574       35,000
 General and administration [note 8]                   5,577,447      1,574,022     101,274
 Software development costs                            --             909,003       --
--------------------------------------------------------------------------------------------------

 Loss before interest, financing fees, depreciation
   and amortization                                   (5,349,317)    (2,672,531)   (136,274)
 Interest expense and amortization of deferred
   financing fees and debt discount                    1,140,050      389,715       --
 Financing fees                                        447,187        --            --
 Depreciation and amortization                         231,222        14,041        580
--------------------------------------------------------------------------------------------------

 NET LOSS FOR THE PERIOD                               (7,167,776)    (3,076,287)   (136,854)

 OTHER COMPREHENSIVE LOSS

 Foreign currency translation adjustment               (172,875)      (8,842)       --
--------------------------------------------------------------------------------------------------

 COMPREHENSIVE LOSS                                    (7,340,651)    (3,085,129)   (136,854)
--------------------------------------------------------------------------------------------------

 DEFICIT, BEGINNING OF PERIOD                          (3,213,141)    (136,854)     --

 NET LOSS FOR THE PERIOD                               (7,167,776)    (3,076,287)   (136,854)
--------------------------------------------------------------------------------------------------

 DEFICIT, END OF PERIOD                                (10,380,917)   (3,213,141)   (136,854)
==================================================================================================

 NET LOSS PER COMMON SHARE [NOTE 10]                   (0.50)         (0.42)        (0.03)

 WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING                                         14,342,053     7,405,421     4,000,000
==================================================================================================



See accompanying notes

JAWS TECHNOLOGIES, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  (all amounts are expressed in U.S. dollars)

                                                                       PAR VALUE     ADDITIONAL PAID
                                                          SHARES                       IN CAPITAL
                                                                           $                $
----------------------------------------------------------------------------------------------------------
Balance, January 27, 1997:
Issuance of common stock for cash                     4,000,000    4,000            56,000
Share issue costs                                     --           --               (24,350)
----------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1997                             4,000,000    4,000            31,650
==========================================================================================================
Issuance of common stock for services
    [note 7]                                          400,000      400              199,600
Issuance of common stock on acquisition of            1,500,000    1,500            838,248
    subsidiary [note 3(a)]
Issuance of common stock for cash                     2,800,000    2,800            1,017,200
Warrants issued with issuance of convertible
    debentures [note 9]                               --           --               342,857
Equity component of convertible debentures
    [note 9]                                          --           --               118,462
Equity component of financing fees [note 9]           --           --               (35,760)
Issue of common stock upon conversion of
  convertible debentures [note 9]                     1,912,317    1,912            211,886
Financing fees associated with converted                                            (21,117)
    debentures [note 9]                               --           --
Share issue costs                                     --           --               (65,314)
----------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998                            10,612,317   10,612           2,637,712
----------------------------------------------------------------------------------------------------------
Issuance of common stock for cash                     7,233,132    7,233            13,340,344
Share issue costs                                     --           --               (988,477)
Equity component of convertible debentures
     [note 9]                                         --           --               617,867
Equity component of financing fees
     [note 9]                                         --           --               (143,356)
Warrants issued with issuance of convertible
debentures [note 9]                                   --           --               341,538
Issuance of common stock for services                 360,547      360              309,379
Exercise of employee stock options                    15,000       15               2,235
Issuance of stock options recorded as
    compensation [note 7]                             --           --               810,000
Issuance of common stock for settlement of debt
    [note 9]                                          3,215,355    3,215            1,493,076
Issuance of common stock for cash as a result of
  exercise of warrants [note 9]                       1,428,572    1,429            398,571
Issuance of common stock for settlement of
  warrants [note 9]                                   751,648      752              258,193
Issuance of common stock on acquisition of
  subsidiary [note 3(b)]                              1,385,546    1,386            2,354,042
Issuance of common stock on acquisition of assets
    [note 3(c)]                                       38,071       38               267,982
----------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999                            25,040,188   25,040           21,699,106
----------------------------------------------------------------------------------------------------------

See accompanying notes

JAWS TECHNOLOGIES, INC.


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (all amounts are expressed in U.S. dollars)


                                                                                            PERIOD FROM
                                                                                            THE DATE OF
                                                                                           INCORPORATION
                                                                                            ON JANUARY
                                                               YEAR ENDED       YEAR          27, TO
                                                               DECEMBER 31  ENDEDDECEMBER  DECEMBER 31,
                                                                                 31,
-----------------------------------------------------------------------------------------------------------------
                                                                  1999          1998           1997
                                                                    $             $              $
-----------------------------------------------------------------------------------------------------------------
 CASH FLOWS USED IN OPERATING ACTIVITIES
 Net loss for the period                                      (7,167,776)   (3,076,287)    (136,854)
 Adjustments to reconcile loss to cash flows used in
       operating activities:
   General and administration expense not involving the
       payment of cash                                        99,839        200,000        --
    Depreciation and amortization                             231,222       14,041         580
    Non cash compensation expense [note 7]                    810,000       --             --
    Non-cash interest expense and amortization of
       deferred financing fees and debt discount              1,129,709     386,846        --
    Software development costs                                --            909,003        --
    Non-cash financing fees                                   447,187       --             --
 Changes in non-cash working capital balances
     [note 13]                                                279,193       439,422        25,476
-----------------------------------------------------------------------------------------------------------------
                                                              (4,170,626)   (1,126,975)    (110,798)
=================================================================================================================

 CASH FLOWS USED IN INVESTING ACTIVITIES
 Purchase of equipment and leasehold improvements             (648,719)     (115,584)      (2,900)
 Purchase of term deposits                                    (431,729)     --             --
-----------------------------------------------------------------------------------------------------------------
                                                              (1,080,448)   (115,584)      (2,900)
=================================================================================================================

 CASH FLOWS GENERATED BY FINANCING ACTIVITIES
 Proceeds from the issuance of common stock, net of
     issue costs                                              12,761,350    954,686        35,650
 Repayment of stockholder advances                            (72,651)      (78,159)       --
 Proceeds from stockholder advances                           --            20,273         78,159
 Proceeds on issue of convertible debenture                   1,100,000     420,000        --
 Financing fees on issue of convertible debenture             (110,000)    (42,000)        --
 Acquisition costs on purchase of subsidiary                  (30,656)      --             --
-----------------------------------------------------------------------------------------------------------------
                                                              13,648,043    1,274,800      113,809
=================================================================================================================


 INCREASE IN CASH                                             8,396,969     32,241         111
 Cash acquired on acquisition of subsidiary                   --            1,380          --
 Cash, beginning of period                                    33,732        111            --
-----------------------------------------------------------------------------------------------------------------
 CASH, END OF PERIOD                                          8,430,701     33,732         111
=================================================================================================================


See accompanying notes

JAWS TECHNOLOGIES, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (all amounts are expressed in U.S. dollars)

1.  BASIS OF PRESENTATION

Jaws Technologies, Inc., (the "Company") was incorporated on January 27, 1997 under the laws of the State of Nevada as "E-Biz" Solutions, Inc. On March 27, 1998, "E-Biz" Solutions, Inc. changed its name to Jaws Technologies, Inc. The Company's business purpose is to continue to develop as a provider of secure information management solutions. This is accomplished through offering proprietary security software products, consulting services and secure Internet and remote data storage services for key client groups including governments, law enforcement, healthcare, legal and accounting, financial services, e-commerce, internet service providers and application service providers.
These activities are carried out through the Company's wholly-owned Canadian subsidiaries and U.S. subsidiary.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Jaws Technologies, Inc., an Alberta, Canada corporation ("Jaws Alberta"), Jaws Technologies (Ontario) Inc. an Ontario, Canada corporation ("Jaws Ontario"), and Jaws Technologies (Delaware) Inc., a Delaware corporation ("Jaws Delaware"), after elimination of intercompany accounts and transactions.

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

JAWS TECHNOLOGIES, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (all amounts are expressed in U.S. dollars)

EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are recorded at cost and are depreciated at the following annual rates which are designed to amortize the cost of the assets over their estimated useful lives.

         Security equipment                        - 20% straight line
         Furniture and fixtures                    - 20% declining balance
         Computer hardware                         - 33% straight line
         Computer software for internal use        - 33% straight line
         Leasehold improvements                    - 20% straight line

CAPITAL LEASES

Leases in which substantially all the benefits and risks of ownership are transferred to the Company are capitalized with an offsetting amount recorded as a liability.

LONG-LIVED ASSETS

The Company follows financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present.

INTANGIBLE ASSETS

Employee and Consultants Base

The employee and consultants base recorded on the acquisition of Pace and of SDTC are recorded at cost and are being amortized on a straight-line basis over three years.

Goodwill

Goodwill is recorded at cost and is being amortized on a straight-line basis over three years. The recoverability of goodwill is assessed periodically based on management estimates of undiscounted future operating income from each of the acquired businesses to which the goodwill relates.

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

REVENUE RECOGNITION

Product Revenue

Revenue from selling encryption software is recognized when the software is delivered.

Consulting Revenue

Revenue from information technology services and outsourcing contracts is recognized when the service is rendered or earned.

ADVERTISING

Advertising costs are expensed as incurred.

Financing fees

Financing fees associated with that portion of the convertible debentures classified as debt are deferred and amortized straight-line over the life of the debentures. Financing fees associated with that portion of the convertible debentures classified as additional paid in capital is charged to that account.

INCOME TAXES

The Company follows the liability method of accounting for the tax effect of temporary differences between the carrying amount and the tax basis of the company's assets and liabilities. Temporary differences arise when the realization of an asset or the settlement of a liability would give rise to either an increase or decrease in the Company's income taxes payable for the year or later period. Future income taxes are recorded at the income tax rates that are expected to apply when the future tax liability is settled or the future tax asset is realized. When necessary, valuation allowances are established to reduce future income tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in future income tax assets and liabilities.

FOREIGN CURRENCY TRANSLATION

The functional currency of the Company's Canadian subsidiaries is the Canadian dollar. Accordingly, assets and liabilities of the Canadian subsidiaries are translated at the year-end exchange rate and revenues and expenses are translated at average exchange rates. Gains and losses arising from the translation of the financial statements of the subsidiaries are recorded in a "Cumulative Translation Adjustment" account in stockholders' equity.

JAWS TECHNOLOGIES, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (all amounts are expressed in U.S. dollars)

EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share has been calculated based on the weighted average number of common shares outstanding during the period.
Diluted earnings (loss) per common share is calculated by adjusting outstanding shares, assuming any dilutive effects of options, warrants, and convertible securities.

STOCK BASED COMPENSATION

The Company applies the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost is recognized in the accounts as options are granted with an exercise price that approximates the prevailing market price.

Prior period amounts

Certain prior period amounts have been reclassified to conform to the presentation adopted in 1999.


3.  ACQUISITION

A. JAWS ALBERTA

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

JAWS TECHNOLOGIES, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (all amounts are expressed in U.S. dollars)

The purchase price and the amounts allocated to software under development and the common shares issued, net of other assets and liabilities acquired, was determined based on estimates by management as to the replacement cost for the encryption software development which had been incurred by Jaws Alberta prior to the acquisition date. The purchase price has been allocated to the net assets acquired based on their estimated fair values as follows:

                                                                                        $
---------------------------------------------------------------------------------------------
 NET ASSETS ACQUIRED
 Non-cash working capital                                                         (5,087)
 Software under development                                                       909,003
 Equipment                                                                        2,891
 Due to stockholders                                                              (54,443)
---------------------------------------------------------------------------------------------
 Net assets acquired, excluding cash                                              852,364
 Acquisition costs                                                                (13,996)
 Cash acquired                                                                    1,380
---------------------------------------------------------------------------------------------
 Net assets acquired for common stock                                             839,748
=============================================================================================

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

Pro forma loss and pro forma loss per common share for the year ended December 31, 1998, giving effect to the acquisition of Jaws Alberta as though it had occurred as at January 1, 1998 do not differ materially from that recorded.

JAWS TECHNOLOGIES, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (all amounts are expressed in U.S. dollars)

B. PACE SYSTEMS GROUP INC. ("PACE")

Effective November 3, 1999, the Company noticed for issuance 1,385,546 exchangeable common shares at $1.70 per share, which are exchangeable into 1,385,546 common shares of the Company, in exchange for all of the outstanding common stock of Pace. In addition, there is contingent consideration payable of 346,386 exchangeable common shares subject to the achievement of certain targets. Fifty percent of the additional share consideration will be released if on the 12 month anniversary date of the effective date, actual gross revenues equal or exceed $2,000,000 CDN. ($1,377,505 USD). The remaining additional share consideration will be released if, on the 24 month anniversary date of the effective date, actual revenues for the previous twelve months equal or exceed $2,000,000 CDN. ($1,377,505 USD). The additional consideration has not been reflected in these consolidated financial statements, as the outcome of the contingent share consideration cannot be reasonably determined at this time. The additional share consideration will be recorded as goodwill as it becomes payable.

The acquisition was accounted for using the purchase method. The purchase price has been allocated to the net assets based on their estimated fair values as follows:

                                                                                      $
-----------------------------------------------------------------------------------------------------
 Employee and consultants base                                                 1,193,042
 Goodwill                                                                      1,193,042
-----------------------------------------------------------------------------------------------------
 NET ASSETS ACQUIRED                                                           2,386,084
=====================================================================================================

 Consideration:
   1,385,546 common stock                                                      2,355,428
   Acquisition costs                                                           30,656
-----------------------------------------------------------------------------------------------------
 Total Consideration                                                           2,386,084
=====================================================================================================

The operating results of the acquired company are included in the consolidated statements of loss, deficit and comprehensive loss from the date of acquisition.

JAWS TECHNOLOGIES, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (all amounts are expressed in U.S. dollars)


The following proforma results of operations give effect to the acquisition of Pace as if the transaction had occurred January 1, 1999, and includes the amortization of goodwill and employee and consultants base calculated on a straight-line basis over a period of 3 years:

                                                                YEAR ENDED       YEAR ENDED
                                                               DECEMBER 31,     DECEMBER 31,
                                                                   1999             1998
                                                                     $               $
---------------------------------------------------------------------------------------------
 REVENUE                                                      1,259,515       1,655,162
---------------------------------------------------------------------------------------------

 Sub-contracting costs                                        1,328,942       1,604,394
 Other costs and expenses                                     8,128,253       3,223,346
---------------------------------------------------------------------------------------------
                                                              9,457,195       4,827,740
---------------------------------------------------------------------------------------------
 NET LOSS                                                     (8,197,680)     (3,172,578)
=============================================================================================
 NET LOSS PER COMMON SHARE                                    (0.57)          (0.43)
=============================================================================================

C. SECURE DATA TECHNOLOGIES CORPORATION ("SDTC")

Effective December 31, 1999 the Company purchased substantially all of the assets of SDTC through the Company's wholly-owned subsidiary Jaws Delaware. SDTC was incorporated in December 1998 and had no material operations prior to January 1, 1999. The purchase price provided for a promissory note of $257,214 and 38,071 common shares, noticed for issuance, at $7.04 per share, as well as contingent consideration of additional 9,516 common shares subject to the achievement of certain targets. The issuance of 9,516 common stock is dependent achieving revenues equal to the greater of $200,000 per fiscal year per employee, or a minimum of $1,200,000 for the fiscal year 2000 only. The additional consideration has not been reflected in these consolidated financial statements, as the outcome of the contingent share consideration cannot be reasonably determined at this time. The additional share consideration will be recorded as goodwill as it becomes payable.

JAWS TECHNOLOGIES, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (all amounts are expressed in U.S. dollars)

The acquisition was accounted for using the purchase method. The purchase price has been allocated to the assets based on their estimated fair values as follows:

                                                                                      $
------------------------------------------------------------------------------------------
 Equipment                                                                     155,932
 Employee and consultants base                                                 184,651
 Goodwill                                                                      184,651
------------------------------------------------------------------------------------------
 NET ASSETS ACQUIRED                                                           525,234
==========================================================================================

 Consideration:
   38,071 common stock                                                         268,020
   Promissory note                                                             257,214
------------------------------------------------------------------------------------------
 TOTAL CONSIDERATION                                                           525,234
==========================================================================================

The operating results of the acquired company are included in the consolidated statements of loss, deficit and comprehensive loss from the effective date of acquisition. The following proforma results of operations give effect to the acquisition of the SDTC assets as if the transaction had occurred January 1, 1999 and includes the amortization of goodwill and employee and consultants base calculated on a straight-line basis over a period of 3 years:

                                                                                 YEAR ENDED
                                                                                DECEMBER 31,
                                                                                    1999
                                                                                      $
--------------------------------------------------------------------------------------------
 REVENUE                                                                       954,083
--------------------------------------------------------------------------------------------
 Sub-contracting expense                                                       1,311,501
 Other costs and expenses                                                      7,307,681
--------------------------------------------------------------------------------------------
                                                                               8,619,182
--------------------------------------------------------------------------------------------
 Loss before income taxes                                                      (7,665,099)
 Income tax benefit                                                            144,000
--------------------------------------------------------------------------------------------
 NET LOSS                                                                      (7,521,099)
============================================================================================
 NET LOSS PER COMMON SHARE                                                     (0.53)
============================================================================================

4.  TERM DEPOSITS

The term deposits are on deposit with a Canadian Chartered Bank. Of the deposits, $24,923 have been pledged as collateral for certain corporate credit cards, and as such are not available for the Company's general use. The term deposits earn interest at 2.95 percent per annum and mature May 29, 2000.

JAWS TECHNOLOGIES, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (all amounts are expressed in U.S. dollars)

5.   EQUIPMENT AND LEASEHOLD IMPROVEMENTS

                                                          COST
                                                       DECEMBER 31
                                   -------------------------------------------------
                                          1999             1998            1997
                                            $               $                $
------------------------------------------------------------------------------------
 Security equipment                  26,106          --               --
 Furniture and fixtures              206,785         31,758           3,480
 Computer hardware                   367,301         47,371           --
 Computer software for internal use  32,703          13,162           --
 Leasehold improvements              184,637         --               --
------------------------------------------------------------------------------------
                                     817,532         92,291           3,480
------------------------------------------------------------------------------------
 Less accumulated depreciation       118,297         13,461           1,160
------------------------------------------------------------------------------------
 NET BOOK VALUE                      699,235         78,830           2,320
====================================================================================

Assets under capital leases at December 31. 1999 include security equipment of $26,106 (1998 - $nil; 1997 - $nil) and computer hardware of $75,584 (1998 -
$nil; 1997 - $nil), with related accumulated depreciation of $3,613 (1998 - $nil; 1997 - $nil) and $25,195 (1998 - $nil; 1997 - $nil) respectively.


6.  INTANGIBLE ASSETS

                                                       DECEMBER 31,
                                                           1999
                                   -------------------------------------------------
                                                       ACCUMULATED    NET BOOK VALUE
                                          COST         AMORTIZATION
                                            $               $                $
------------------------------------------------------------------------------------
 Employee and consultants base       1,377,693       63,193           1,314,500
 Goodwill                            1,377,693       63,193           1,314,500
------------------------------------------------------------------------------------
                                     2,755,386       126,386          2,629,000
====================================================================================

JAWS TECHNOLOGIES, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (all amounts are expressed in U.S. dollars)

7.  SHARE CAPITAL

AUTHORIZED

   95,000,000 common shares at $0.001 par value (increased from 20,000,000 April
    8, 1999)
    5,000,000 preferred shares at $0.001 par value

COMMON STOCK ISSUED

During 1998, 400,000 restricted common shares were issued for services provided by two consultants in relation to the establishment of the capital structure of the Company. The shares were recorded at their estimated fair value of $200,000.

During 1999, the Company issued 141,000 and 11,999 common shares at $1.34 and $0.90 per common share respectively in settlement of trade payables.

During 1999, the Company issued 207,548 common shares as per the contracted terms, at $0.53 per common share for settlement of amounts outstanding to two directors for services provided. The expense has been included in general and administration expense [See note 8].

COMMON STOCK HELD IN ESCROW

Upon entering into the 10% convertible debenture agreement [see note 9] the Company placed 9,500,000 common shares in escrow relating to the $2 million of financing. In addition, 1,071,429 shares and 357,143 common shares were placed in escrow relating to the purchasers' and agent's warrants issued in relation to the 10% convertible debenture agreement. Upon settlement of the convertible debentures November 1, 1999, all of these common shares were released from escrow [see note 9].

JAWS TECHNOLOGIES, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (all amounts are expressed in U.S. dollars)

OPTIONS

The Company is authorized to grant employees options to purchase up to an aggregate of common stock not in excess of 20% of the common stock issued and outstanding, at prices based on the market price of the shares as determined on the date of grant.

                                                                           WEIGHTED AVERAGE
                                           NUMBER OF         PRICE PER      EXERCISE PRICE
                                            OPTIONS            SHARE
                                                          $                        $
-------------------------------------------------------------------------------------------------
 OUTSTANDING AT DECEMBER 31, 1997       --                --               --
 Granted                                1,667,000         0.15 - 0.69      0.41
-------------------------------------------------------------------------------------------------
 OUTSTANDING AT DECEMBER 31, 1998       1,667,000         0.15 - 0.69      0.41
-------------------------------------------------------------------------------------------------
 Granted                                2,071,590         0.37 - 7.56      1.74
 Exercised                              (15,000)          0.15             0.15
 Cancelled                              (78,267)          0.15 - 0.98      0.41
-------------------------------------------------------------------------------------------------
 OUTSTANDING AT DECEMBER 31, 1999       3,645,323         0.15 - 7.56      1.18
=================================================================================================

The weighted average remaining contractual life and weighted average exercise price of options outstanding and of options exercisable as of December 31, 1999 were as follows:

                OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
-------------------------------------------------------------------------------------------------
                                    WEIGHTED
                                     AVERAGE        WEIGHTED                        WEIGHTED
    RANGE OF        NUMBER OF       REMAINING       AVERAGE                          AVERAGE
    EXERCISE         OPTIONS       CONTRACTUAL      EXERCISE         SHARES         EXERCISE
     PRICES        OUTSTANDING    LIFE (YEARS)       PRICE         EXERCISABLE        PRICE
        $                                              $                                $
-------------------------------------------------------------------------------------------------
   0.15 - 0.40       444,333          6.15            0.26           293,666          0.21
   0.44 - 0.87      1,810,000         4.63            0.59          1,321,333         0.56
   1.44 - 2.72      1,267,660         4.34            1.71          1,075,000         1.74
   4.81 - 7.56       123,330          3.02            7.49             --              --
-------------------------------------------------------------------------------------------------

The fair value of each option granted to date is estimated on the date of grant using the Black Scholes option-pricing model with the following assumptions: expected volatility of 151%, risk-free interest rate of 4.87%; no payment of common share dividends; and expected life of 3 years. Had compensation cost for these plans been determined based upon the fair value at grant date, consistent with the methodology prescribed in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and net loss per common share for the year ended December 31, 1999 would have been $9,121,253 and $0.64 respectively (December 31, 1998 - $3,324,618 and $0.45 respectively).

JAWS TECHNOLOGIES, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (all amounts are expressed in U.S. dollars)

During 1999 the Company granted a total of 500,000 options to two officers of the Company at an exercise price of $1.88 per share which was calculated based on the previous three month's average price. The difference between the exercise price and the trading price on the day prior to the grant date, has been recognized as compensation expense for the year ended December 31, 1999.

The weighted average fair value of options granted during 1999 and 1998 was $1.34.

WARRANTS ISSUED

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

On June 21, 1999, the Company issued 1,000,000 share purchase warrants, which entitle the holder to purchase 1,000,000 common shares at $2.25 per share until June 20, 2001.

On November 1, 1999, the Company issued 411,765 share purchase warrants, which entitle the holder to purchase 411,765 common shares at $1.70 per share until November 30, 2002.

On December 31, 1999, the Company issued 2,176,418 share purchase warrants in connection with an issuance of 2,176,418 shares of common stock, which entitle the holder to purchase one-half of one share of common stock of the Company at an exercise price of $6.50 per share. As a financing fee, the Company issued 217,642 warrants to the placement agent, which entitle the agent to purchase one share of common stock at an exercise price of $4.25 per share. Each warrant will expire on the third anniversary date of the effective date of the S-1 Registration Statement. On February 1, 2000, the Company filed an S-1 Registration Statement to register all of the common shares issuable upon exercise of the warrants. If the S-1 Registration Statement is not declared effective between March 30, 2000 and June 29, 2000, the exercise price shall be reduced by $0.25 per month. Until the S-1 Registration Statement is declared effective after June 30, 2000, the exercise price shall be reduced each month but will not be reduced to lower than $3.75 per common stock. However, at any time after the S-1 Registration Statement is declared effective and the share price of the Company exceeds $9.75 for 30 consecutive days, the Company, with 30 days notice, may repurchase these warrants at a price of $0.001 per warrant.

JAWS TECHNOLOGIES, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (all amounts are expressed in U.S. dollars)

8.  RELATED PARTY TRANSACTIONS

Unless otherwise noted, all related party transactions have been recognized at their exchange amounts. Amounts due to/from related parties consist of the following amounts:


                                          DECEMBER    DECEMBER 31,      DECEMBER 31,
                                          31, 1999        1998              1997
                                            $               $                $
------------------------------------------------------------------------------------------
 DUE FROM RELATED PARTIES
 Futurelink Corp.                        1,777      13,118            --
------------------------------------------------------------------------------------------
                                         1,777      13,118            --
------------------------------------------------------------------------------------------

 DUE TO RELATED PARTIES
 Officers and stockholders               4,821      43,588            --
 Futurelink Corp.                        42,888     32,175            --
 Willson Stationers Ltd.                 --         1,352             --
 Directors                               124,384    120,000           --
------------------------------------------------------------------------------------------
                                         172,093    197,115           --
------------------------------------------------------------------------------------------

 DUE TO STOCKHOLDERS
 Bankton Financial Corporation           --         15,775            --
 Cameron Chell                           2,066      1,957             --
 Hampton Park Ltd.                       --         56,985            --
 Other stockholder                       --         --                78,159
------------------------------------------------------------------------------------------
                                         2,066      74,717            78,159
------------------------------------------------------------------------------------------

General and administration expense for the year ended December 31, 1999, includes $84,420 (December 31, 1998 - $76,612; December 31, 1997 - $nil) in
fees associated with computer services provided by Futurelink Corp., an entity of which certain directors were also directors of the Company. The Company provided sales to Futurelink Corp. during the year ended December 31, 1999 in the amount of $1,777 (December 31, 1998 - $13,118; December 31, 1997 - $nil).

General and administration expenses for the year ended December 31, 1999, include $20,508 (December 31, 1998 - $8,035; December 31, 1997 - $nil) paid to
Willson Stationers Ltd., an entity of which certain directors were also directors and officers of the Company.

During the year ended December 31, 1999, the Company expensed fees of $22,714 paid to IT Florida.com, the chairman of the government sponsored taskforce is also a director of the Company.

JAWS TECHNOLOGIES, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (all amounts are expressed in U.S. dollars)

For the year ended December 31, 1999, general and administration expense includes $233,643 (December 31, 1998 - $198,168; December 31, 1997 - $nil) of
management fees to officers and stockholders of the Company for services provided. General and administration for the year ended December 31, 1999 includes $124,384 (December 31, 1998 - $33,333; December 31, 1997 - $nil) of
directors fees.

Due to stockholders represents advances received by the Company. The amount due to Hampton Park Ltd., a company owned by a stockholder, incurred interest at 8% per annum and was repaid in 1999. The remaining amount due to stockholders does not bear interest and has no set repayment terms.

The Company entered into an agreement to lease premises from a stockholder, commencing on November 1, 1998, for a five year term. The minimum rent is $9.42 per square foot per annum with 9,920 square feet of net rentable area. Additional rent is estimated at $4.03 per square foot of net rentable area per annum. The net rent expense recognized for year ended December 31, 1999, that has been included in general and administration expense, was $129,611 (December 31, 1998 - $3,991; December 31, 1997 - $nil).

JAWS TECHNOLOGIES, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (all amounts are expressed in U.S. dollars)




9.  CONVERTIBLE DEBENTURES

                                                                DECEMBER 31, 1999    DECEMBER 31 1998
                                                                        $                   $
-----------------------------------------------------------------------------------------------------------
 PRINCIPAL
 Net balance outstanding, beginning of year                     146,606             --
 Funds advanced to date                                         1,100,000           420,000
 Debentures converted during the year                           (1,246,606)         (210,000)
-----------------------------------------------------------------------------------------------------------
                                                                --                  210,000
-----------------------------------------------------------------------------------------------------------

 FINANCING FEES
 Fees paid on funds advanced to date                            (110,000)           (42,000)
 Intrinsic value associated with equity component of
    debentures                                                  33,329              11,760
 Fees paid through issuance of warrants to agent                (341,538)           (85,714)
 Intrinsic value associated with equity component of
    debentures                                                  110,027             24,000
 Amortization of financing fees to date                         75,601              5,158
 Financing fees associated with debentures converted to date    --                  21,117
 Amortization of financing fees on settlement of debt           (232,581)           --
-----------------------------------------------------------------------------------------------------------
                                                                --                  (65,679)
-----------------------------------------------------------------------------------------------------------

 INTEREST EXPENSE
 Accrued interest expense                                       77,323              2,285
 Interest expense converted on settlement of debt               (77,323)            --
-----------------------------------------------------------------------------------------------------------
 NET BALANCE OUTSTANDING, END OF YEAR                           --                  146,606
-----------------------------------------------------------------------------------------------------------

In September, 1998 the Company entered into a debenture agreement to issue 10% convertible debentures up to a total of $2,000,000 which mature on October 31, 2001. The debentures were convertible, at the holders' option, into common shares of the Company at various prices as outlined in the agreement. The Company could prepay any or all of the outstanding principal amounts at any time, subject to the holders' right to convert into common shares. A financing fee of 10% was charged on the principal sum of each convertible debenture issued. Interest was payable in cash or common shares at maturity.

The agreement was amended in April, 1999 to include, among others, an increase in the amount available from $2,000,000 to $5,000,000 and a reduction of the financing fee to 8% on the additional amount available.

JAWS TECHNOLOGIES, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (all amounts are expressed in U.S. dollars)

The Company issued $420,000 of debentures in 1998, and an additional $1,100,000 during 1999. Amounts of $118,462 and $617,867, in 1998 and 1999 respectively, representing the intrinsic value of the conversion option, were recorded as additional paid in capital with an offsetting charge to interest expense. The portion of $152,000 of financing fees associated with the equity component of the debentures were recorded as a reduction to paid in capital. The remainder, which were recorded as a reduction of the debenture principal, were being amortized on a straight-line basis over the life of the debentures.

At the time of initial funding in 1998, the Company issued 1,428,572 common share purchase warrants (357,143 to the agent and 1,071,429 to the ultimate subscriber of the issue). Each warrant granted the holder the right to purchase one common share of the Company at $0.28 until October 31, 2001. The estimated value of the subscriber warrants, in the amount of $342,857, was recorded as additional paid in capital as they were exercisable upon issuance. The warrants issued to the agent, with an estimated value of $85,714, were treated as a financing fee; the portion thereof associated with the equity component of the debenture ($24,000) was charged to additional paid in capital. The remainder was being amortized on a straight-line basis over the life of the debentures. The debenture amendment in April, 1999 included the issuance of an additional 923,077 warrants which granted the holder the right to purchase one common share of the Company at $0.65. The estimated value of these warrants, in the amount of $341,538 were recorded as additional paid in capital, reduced by an offsetting amount of $110,027 attributable to the equity component of the debenture. The remainder was charged as a discount to debt and was being amortized on a straight-line basis over the life of the debentures.

During 1998, $210,000 principal amount of debentures, together with $3,798 interest, was converted into 1,912,317 common shares.

Effective November 1, 1999 the Company settled the entire outstanding principal amount of the debentures in exchange for 3,157,712 common shares, at a recognized value of $1,091,348. Accrued interest and penalties were settled in exchange for 57,643 common shares valued at $404,943. As part of the settlement of the debt, the Company issued 1,428,572 common shares upon exercise of the 1,428,572 common stock purchase warrants, which were granted at the time of the initial funding of the debt. The warrants were exercised at the stated price of $0.28 per warrant. The Company also issued 751,648 shares of common stock upon exercise of the 923,077 common share purchase warrants, which were granted at the time of the amendment in April 1999. In exchange for issuing 171,429 fewer shares as per the exercise agreement terms, the warrant holders were not required to pay cash on the exercise of these warrants; accordingly, the original amount recognized as additional paid in capital has been reversed and $258,945 was recognized as financing expense.

JAWS TECHNOLOGIES, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (all amounts are expressed in U.S. dollars)

10. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share is net loss for the period divided by the weighted average number of common shares outstanding. The effect on earnings (loss) per share of the exercise of options and warrants, and the conversion of the convertible debentures is anti-dilutive.

The following table sets forth the computation of earnings (loss) per common share:

                                                      DECEMBER      DECEMBER      DECEMBER
                                                      31, 1999      31, 1998      31, 1997
                                                         $              $             $
-------------------------------------------------------------------------------------------------
 NET LOSS                                          (7,167,776)    (3,076,287)    (136,854)
-------------------------------------------------------------------------------------------------

 BASIC AND DILUTED LOSS PER COMMON SHARE:
 Weighted average number of common shares
 outstanding                                       14,342,053     7,405,421      4,000,000
-------------------------------------------------------------------------------------------------
 Loss per common share - basic and diluted             (0.50)         (0.42)       (0.03)
=================================================================================================

11. INCOME TAXES

The income tax benefit differs from the amount computed by applying the U.S. federal statutory tax rates to the loss before income taxes for the following reasons:

                                                 DECEMBER 31,    DECEMBER 31,   DECEMBER 31,
                                                     1999            1998           1997
                                                      $               $               $
-------------------------------------------------------------------------------------------------
                                               (34%)           (34%)           (34%)

 Income tax benefit at U.S. statutory rate     (2,437,044)     (1,045,938)     (46,530)
 Increase (decrease) in taxes resulting from:
    Change in deferred tax asset valuation
       allowance                               2,500,670       1,106,172       46,530
    Non-deductible expenses                    322,810         128,162         --
    Foreign tax rate differences               (368,588)       (188,396)       --
    State tax rate differences                 1,508           --              --
    Income not previously recognized           2,439           --              --
    Foreign exchange                           (21,795)        --              --
-------------------------------------------------------------------------------------------------
 Income tax benefit                            --              --              --
=================================================================================================

JAWS TECHNOLOGIES, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (all amounts are expressed in U.S. dollars)

For financial reporting purposes, loss before income taxes includes the following components:

                                                 DECEMBER 31,   DECEMBER 31,    DECEMBER 31,
                                                     1999           1998            1997
                                                      $              $                $
-------------------------------------------------------------------------------------------------
 Pre-tax loss:

United States                                 (3,697,076)     (1,302,313)     (136,854)
 Foreign                                       (3,470,700)     (1,773,974)     -
-------------------------------------------------------------------------------------------------
                                               (7,167,776)     (3,076,287)     (136,854)
=================================================================================================

Future income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company's future tax assets are as follows:

                                                 DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                     1999            1998            1997
                                                      $               $                $
-------------------------------------------------------------------------------------------------
 Future tax assets:

    Net operating loss carryforwards           3,209,318       697,768          --
    Start-up costs                             28,694          37,999           46,333
    Depreciation                               45,549          5,807            --
    Organization costs                         591             394              197
    Debt issue costs                           --              5,137            --
    Donations                                  435             --               --
    Software costs                             368,785         405,597          --
-------------------------------------------------------------------------------------------------
 Net future tax assets                         3,653,372       1,152,702        46,530
 Valuation allowance                           (3,653,372)     (1,152,702)      (46,530)
-------------------------------------------------------------------------------------------------
 Net future tax assets                         --              --               --
=================================================================================================

The Company has provided a valuation allowance for the full amount of future tax assets in light of its history of operating losses since its inception.

    The Company has U.S. operating losses carried forward of $3,630,000 which expire as follows:

                                    $
                                ------------
                 2018               880,000
                 2019             2,750,000

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

The Company has non-capital losses carried forward for Canadian income tax purposes of $4,393,000. These losses expire as follows:

                                       $
                                   ----------

                 2003                  45,000
                 2004                   7,000
                 2005                 884,000
                 2006               3,457,000


12. CAPITAL AND OPERATING LEASE OBLIGATIONS PAYABLE

The future minimum lease payments at December 31, 1999 under capital and operating leases are as follows:

                                                     CAPITAL LEASES     OPERATING LEASES
----------------------------------------------------------------------------------------
 2000                                               27,041             327,029
 2001                                               27,041             318,408
 2002                                               26,173             235,927
 2003                                               25,306             172,693
 2004                                               13,852             92,982
----------------------------------------------------------------------------------------
 Total future minimum lease payments                119,413            1,147,039
 Less: imputed interest                             (25,951)     -----------------------
--------------------------------------------------------------
 Balance of obligations under capital leases        93,462
 Less: current portion                              (25,235)
--------------------------------------------------------------

 Long term obligation under capital leases          68,227
--------------------------------------------------------------

Rent expense was $269,004 for the year ended December 31, 1999 (December 31, 1998 - $29,637; December 31, 1997 - $nil).

JAWS TECHNOLOGIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (all amounts are expressed in U.S. dollars)

13.   NET CHANGE IN NON-CASH WORKING CAPITAL

                                                              DECEMBER 31,            DECEMBER 31,          DECEMBER 31,
                                                                 1999                     1998                  1997
                                                                   $                       $                      $
-------------------------------------------------------------------------------------------------------------------------
Accounts receivable                                             (331,582)                (7,243)                --
Due from related parties                                        11,341                   (13,118)               --
Prepaid expenses and deposits                                   81,979                   (132,956)              (7,500)
Accounts payable and accrued liabilities                        799,691                  395,624                32,976
Due to related parties                                          (25,022)                 197,115                --
-------------------------------------------------------------------------------------------------------------------------
                                                                536,407                  439,422                25,476

Attributable to investing activities                            257,214                  --                     --
-------------------------------------------------------------------------------------------------------------------------
Attributable to operating activities                            279,193                  439,422                25,476
=========================================================================================================================

JAWS TECHNOLOGIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (all amounts are expressed in U.S. dollars)

14.   SEGMENTED INFORMATION

The Company's activities include selling encryption software and providing consulting services. The activities are conducted in one operating segment and are carried out in three geographic segments as follows:


                                                            DECEMBER 31, 1999
---------------------------------------------------------------------------------------------------------
                                    ALBERTA,          ONTARIO,
                                     CANADA            CANADA               U.S.               TOTAL
                                       $                  $                   $                  $
---------------------------------------------------------------------------------------------------------
LOSS INFORMATION
Revenue                            85,675              469,001             37,370            592,046
Expenses                           3,414,558           610,966             11,098            4,036,622
---------------------------------------------------------------------------------------------------------
                                  (3,328,883)         (141,965)            26,272           (3,444,576)

Corporate overheads                                                                         3,723,200

Net loss                                                                                    (7,167,776)
---------------------------------------------------------------------------------------------------------

SELECTED BALANCE SHEET
 INFORMATION

Equipment and
 leasehold
 improvements                     520,507             27,379               151,349          699,235

Goodwill and employee
and consultants base              --                  2,259,698            369,302          2,629,000
---------------------------------------------------------------------------------------------------------

JAWS TECHNOLOGIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (all amounts are expressed in U.S. dollars)



                                                                 DECEMBER 31, 1998
--------------------------------------------------------------------------------------------------------------
                                     ALBERTA,            ONTARIO,
                                      CANADA              CANADA                   U.S.              TOTAL
                                        $                   $                        $                 $
--------------------------------------------------------------------------------------------------------------
LOSS INFORMATION
Revenue                            29,068                   --                      --             29,068
Expenses                           1,835,561                --                      --             1,835,561
--------------------------------------------------------------------------------------------------------------

                                  (1,809,493)               --                                    (1,806,493)

Corporate overheads                                                                               (1,269,794)

Net loss                                                                                          (3,076,287)
--------------------------------------------------------------------------------------------------------------

SELECTED BALANCE SHEET
 INFORMATION

Equipment and
 leasehold
 improvements                     77,090                    --                      1,740         78,830
--------------------------------------------------------------------------------------------------------------


During 1997, all activities were carried out in Canada.

15.    FINANCIAL INSTRUMENTS

Financial instruments comprising cash, term deposits, accounts receivable, amounts due to and from related parties, accounts payable and accrued liabilities, capital lease obligations, amounts due to related parties and amounts due to stockholders approximate their fair value. It is management's opinion that the Company is not exposed to significant currency or credit risks arising from these financial instruments.

The estimated fair value as at December 31, 1999 of the 10% convertible debentures is $nil (December 31, 1998 - $189,000). This was based on the estimated present value of the principal and interest of the debenture.

Until November 1, 1999, the Company was subject to cash flow risk to the extent of the fixed 10% simple interest rate being charged on the convertible debentures. The effective annual interest rate realized by the Company, exclusive of the amounts relating to the conversion feature of the 10% convertible debentures and the warrants, was 10% for the year ended December 31, 1999 (December 31, 1998 - 10%).

Jaws Technologies, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATMENTS
                  (all amounts are expressed in U.S. dollars)


16.   RECENT PRONOUNCEMENTS

In June, 1998, the FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities", which will be effective for fiscal years beginning after June 15, 2000. The Company does not acquire derivatives or engage in hedging activities.

17.   SUBSEQUENT EVENTS

I. On January 28, 2000, the Company finalized the acquisition of Offsite Data Services Ltd. (Offsite), a company incorporated in the Province of Alberta, Canada. The Company purchased all of the outstanding shares of Offsite in exchange for 4,874,822 exchangeable shares of the Company with an ascribed value of $13,113,271 and 2,318,550 warrants in exchange for the outstanding Offsite warrants. 1,818,550 of these warrants entitle the holder to acquire 0.3524 of one of the Company's common shares at $0.40 CDN. ($0.28 USD) up to March 15, 2000. The remaining 500,000 warrants entitle the holder to acquire 0.3524 of one of the Company's common shares for prices ranging from $0.50 CDN. ($0.34 USD) to $0.55 CDN. ($0.38 USD) up to September 29, 2001. In addition, 910,584 stock options to purchase shares of Offsite have been exchanged for 910,584 stock options to purchase shares of the Company. The options entitle the holder to purchase 0.3524 of an exchangeable share of the Company, at a price of $0.25 CDN. ($0.17 USD) which expire on March 15, 2004.

The acquisition will be accounted for using the purchase method. The aggregate purchase price of $13,363,271 will be allocated to the net assets acquired based on their estimated fair values, as follows:

                                                             $
--------------------------------------------------------------------
Net assets acquired                                     313,041
Goodwill                                                13,050,230
--------------------------------------------------------------------
NET ASSETS ACQUIRED                                     13,363,271
====================================================================

Consideration:
 4,874,822 common stock                                 13,113,271
 Acquisition costs                                      250,000
--------------------------------------------------------------------
TOTAL CONSIDERATION                                     13,363,271
====================================================================


2. On January 6, 2000, the Company exercised their option to purchase 2,000,000 of Cobra Tech Industries Inc. ("Cobra Tech") common shares (25% of Cobra Tech) for $20,000, and granted Cobra Tech the exclusive right to market and sell the Company's products in Asia for a four year period commencing October 19, 1999. the Company will receive a 25% royalty on all products sold by Cobra Tech. No royalties have been received to date.

3. On February 23, 2000, the Company closed a private placement agreement to issue 588,238 common stock at $4.25 per share. The Company received $2,500,012 less share issue costs of $265,501. The proforma loss and proforma loss per common share for the year ended December 31, 1999 giving effect to the private placement as though it had occurred as at January 1, 1999 would have been $6,281,921 and ($0.43) respectively.

                                  SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of March, 2000.

                            JAWS TECHNOLOGIES, INC.

Date: March 24, 2000         By:  /s/  Robert J. Kubbernus
                            -------------------------------------------------
                             Robert J. Kubbernus, Chairman of the Board, Chief
                             Executive Officer, President and Director

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature                       Title                     Date
           ---------                       -----                     ----

/s/  Rogert J. Kubbernus        Chairman of the Board, Chief      March 24,2000
---------------------------     Executive Officer, President
Robert J. Kubbernus             and Director
                                (Principal Executive Officer)

/s/  Riaz Mamdani               Chief Financial Officer and       March 24,2000
---------------------------     Director
Riaz Mamdani                    (Principal Financial Officer)

/s/ Julia L. Johnson            Director                          March 24,2000
---------------------------
Julia L. Johnson

/s/  Arthur Wong                Director                          March 24,2000
---------------------------
Arthur Wong

                                  EXHIBIT INDEX

            The following exhibits are filed as part of this Annual Report on Form 10-K.

 3.1* Articles of Incorporation of "e-biz" solutions, inc. (now JAWS Technologies, Inc., a Nevada corporation), dated January 27, 1997.

 3.2* Certificate of Amendment of Articles of Incorporation of JAWS Technologies, Inc., a Nevada corporation, dated March 30, 1998, changing the name of E-Biz to JAWS Technologies, Inc.

 3.3* Certificate of Amendment of Articles of Incorporation of JAWS Technologies, Inc., a Nevada corporation, increasing the total number of common stock which JAWS is allowed to issue from 20,000,000 to 95,000,000.

 3.4* Bylaws of "e-biz" solutions, inc. (now JAWS Technologies, Inc., a Nevada corporation), dated January 27, 1997.

 4.1* Investment Agreement by and between JAWS Technologies, Inc., a Nevada corporation, and Bristol Asset Management LLC dated August 27, 1998 and letter of termination.

 4.2* Debenture Acquisition Agreement by and between JAWS Technologies, Inc., a Nevada corporation, and Thomson Kernaghan & Co. Limited, dated September 25, 1998.

 4.3* Amendment No. 1 to Debenture Purchase Agreement by and between JAWS and Thomson Kernaghan, dated April 27, 1999.

 4.4* Warrant to purchase 1,000,000 shares of common stock of JAWS Technologies, Inc., a Nevada corporation, issued to Bristol Asset Management LLC, dated April 20, 1999.

 4.5* Form of Warrant to purchase 834,000 shares of common stock of JAWS Technologies, Inc., a Nevada corporation, issued to Glentel Inc., dated June 21, 1999.

 4.6* Schedule of Warrant holders which received the Form of Warrant set forth in 4.5 above.

 4.7* Form of Warrant issued by JAWS in connection with the Private Placement Transaction.

 4.8* Schedule of Warrant holders which received the Form of Warrant set forth in 4.9 above.

 4.9* Warrant to purchase 217,642 shares of common stock of JAWS Technologies, Inc., a Nevada corporation, issued to Thomson Kernaghan & Co. Limited, dated December 31, 1999.

 4.10* Certificate of the Designation, Voting Power, Preference and Relative, Participating, optional and other Special Rights and Qualifications, Limitations or Restrictions of the Special Series & Preferred Voting Stock of JAWS Technologies, Inc., dated November 30, 1999.

 4.11* Incentive and Non-Qualified Stock Option Plan of JAWS Technologies, Inc., a Nevada corporation.

 4.12* Placement Agency Agreement by and between JAWS Technologies, Inc., a Nevada corporation, and Thomson Kernaghan & Co. Limited, dated December 31, 1999.

 4.13 Placement Agency Agreement by and between JAWS Technologies, Inc., a Nevada corporation, and Thomson Kernaghan & Co. Limited, dated February 15, 2000.

 4.14 Placement Agency Agreement by and between JAWS Technologies, Inc., a Nevada corporation, and SmallCaps Online LLC, dated February 15, 2000.

 4.15* Form of Subscription Agreement to purchase 235,295 Units of JAWS Technologies, Inc., a Nevada corporation, by and between JAWS Technologies, Inc., a Nevada corporation, and BPI Canadian Small Companies Fund, dated December 20, 1999.

 4.16 Schedule of Subscribers that purchased subscriptions pursuant to the Form of Subscription Agreement set forth above in 10.14.

 10.1* Director's Agreement between JAWS Technologies, Inc., a Nevada corporation, and Arthur Wong dated July 1998.

 10.2* Director's Agreement between JAWS Technologies, Inc., a Nevada corporation, and Julia Johnson, dated July 30, 1998.

 10.3* Letter Agreement between JAWS Technologies, Inc., a Nevada corporation, and Arrow Communications (ApexMail), dated August 10, 1999.

 10.4* Addendum to the Letter Agreement between JAWS Technologies, Inc., a Nevada corporation, and ApexMail.net, dated September 28, 1999.

 10.5* Assignment from James L. A. Morrison to JAWS Technologies Inc., a Nevada corporation, dated October 9, 1998.

 10.6* Notification of Assignment from United States Department of Commerce, Patent and Trademark Office, dated March 15, 1999.

 10.7* Indemnity Agreements by and between JAWS Technologies, Inc., a Nevada corporation, and Ms. Julia L. Johnson.

 10.8* Indemnity Agreements by and between JAWS Technologies, Inc., a Nevada corporation, and Mr. Arthur Wong.

 10.9* Form of Stock Purchase Agreement to purchase 1,000,000 shares of common stock and warrants to purchase 834,000 shares of common stock by and between JAWS Technologies, Inc., a Nevada corporation, and Glentel Inc., dated June 21, 1999.

 10.10* Schedule of purchasers which purchased shares of common stock pursuant to the Form of Stock Purchase Agreement set forth in 10.09.

 10.11* Form of Investor Rights Agreement by and between JAWS Technologies, Inc., a Nevada corporation, and Glentel Inc., dated June 21, 1999.

 10.12* Schedule of investors that received rights pursuant to the Form of Investors Rights Agreement set forth above in 10.11.

 10.13* Debenture Amendment and Settlement Agreement, dated November 17, 1999 and effective as of November 1, 1999, by and between JAWS Technologies, Inc., a Nevada corporation, and Thomson Kernaghan & Co. Limited..

 10.14*   Form of Employment Agreement.

 10.15* Schedule of officers of JAWS Technologies, Inc., a Nevada corporation, who executed employment agreements the form of which is set forth in Exhibit 10.20.

 21.1 Subsidiaries of JAWS Technologies, Inc., a Nevada corporation: JAWS Technologies Inc., an Alberta corporation, Pace Systems Group Inc., JAWS Technologies, Inc., an Ontario corporation, JAWS Technologies (Delaware), Inc., a Delaware corporation and JAWS Acquisition Corp., an Alberta corporation.

 23.1     Consent of Ernst & Young LLP

 27.1     Financial Data Schedule.

 ----------------------------------

 * Previously filed with JAWS' registration statement on Form S-1 (File No. 333-30406), filed with the Securities and Exchange Commission on February 14, 2000.