Form 10-Q
period 2000-03-31
JAWS TECHNOLOGIES INC /NY
filed 2000-05-15
CIK 1061261

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2000
                                --------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

For the transition period from ___________________________ to _________________

Commission file number: 000-27407_____________________________

                             JAWS Technologies, Inc.
                 ----------------------------------------------
               (Exact name of registrant as specified in charter)

                      Nevada                                98-167013
--------------------------------------------         --------------------
(State of Other jurisdiction of incorporation         (I.R.S. Employer
                or organization)                      Identification No.)

            1013-17th Avenue, S.W., Calgary, Alberta, Canada T2T OA7
            --------------------------------------------------------
                    (Address of principal executive offices)

                                   (Zip Code)

                                 (403) 508-5055
                    -----------------------------------------
              (Registrant's telephone number, including area code)

-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     The number of shares of the Registrant's common stock par value $0.001 per share (the "Common Stock"), outstanding as of May 5, 2000 was 25,747,897 shares.

     Transitional Small Business Disclosure Format (check one):
Yes               No   x
    --------       -------

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

JAWS Technologies, Inc.


                           CONSOLIDATED BALANCE SHEETS
                   (all amounts are expressed in U.S. dollars)

As at

                                                        March 31, 2000       December 31, 1999
                                                               $                     $
                                                           (unaudited)
--------------------------------------------------------------------------------------------------

ASSETS
Current
Cash and cash equivalents                                    8,925,293              8,430,701
Term deposits                                                  437,970                431,729
Accounts receivable                                            812,604                338,825
Due from related parties                                        76,486                  1,777
Prepaid expenses and deposits                                  222,361                 75,144
--------------------------------------------------------------------------------------------------
                                                            10,474,714              9,278,176
Equipment and leasehold improvements, net                    1,249,083                699,235
Intangible assets                                           15,482,426              2,629,000
Investment                                                      20,000                     --
--------------------------------------------------------------------------------------------------
                                                            27,226,223             12,606,411
--------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Bank indebtedness                                              461,687                     --
Accounts payable and accrued liabilities                     1,344,566              1,177,278
Current portion of capital lease obligations payable            53,992                 25,235
Due to related parties                                         174,144                172,093
Due to stockholders                                            235,743                  2,066
--------------------------------------------------------------------------------------------------
                                                             2,270,132              1,376,672
--------------------------------------------------------------------------------------------------

Capital lease obligations payable                              139,000                 68,227
--------------------------------------------------------------------------------------------------
                                                               139,000                 68,227
--------------------------------------------------------------------------------------------------

Stockholders' equity
Authorized
   95,000,000 common shares at $0.001 par value
    5,000,000 preferred shares at $0.001 par value
Outstanding
   32,041,427 common shares issued and fully paid
Common stock issued and paid-up                                 32,041                 25,040
Additional paid in capital                                  39,538,934             21,699,106
Cumulative translation adjustment                             (352,916)              (181,717)
Deficit                                                    (14,400,968)           (10,380,917)
--------------------------------------------------------------------------------------------------
                                                            24,817,091             11,161,512
--------------------------------------------------------------------------------------------------
                                                            27,226,223             12,606,411
--------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements

On behalf of the Board:
                                    Director                  Director


JAWS Technologies, Inc.

                   CONSOLIDATED STATEMENTS OF LOSS AND DEFICIT
                             AND COMPREHENSIVE LOSS
                   (all amounts are expressed in U.S. dollars)



                                                                       3 month period ended
                                                             -------------------------------------
                                                               March 31, 2000    March 31, 1999
                                                                     $                  $
                                                                 (unaudited)       (unaudited)
--------------------------------------------------------------------------------------------------

REVENUE
Consulting and product revenue                                      546,685             3,009
Interest income                                                     105,297                38
--------------------------------------------------------------------------------------------------
                                                                    651,982             3,047
--------------------------------------------------------------------------------------------------

COSTS AND EXPENSES
Advertising and promotion                                           475,166           149,248
General and administration                                        3,295,802           586,520
--------------------------------------------------------------------------------------------------

Loss before interest, foreign exchange
   (gain)/loss, depreciation and amortization                    (3,118,986)         (732,721)
Interest expense and amortization of deferred financing
   fees and debt discount                                            13,365           447,885
Foreign exchange (gain) loss                                       (175,565)            9,929
Depreciation                                                         61,825            11,450
Amortization                                                      1,001,440                --
--------------------------------------------------------------------------------------------------

Net loss for the period                                          (4,020,051)       (1,201,985)

Other comprehensive loss
Foreign currency translation adjustment                            (171,199)          (12,080)
--------------------------------------------------------------------------------------------------

Comprehensive loss                                               (4,191,250)       (1,214,065)
--------------------------------------------------------------------------------------------------

Deficit, beginning of period                                    (10,380,917)       (3,213,141)

Net loss for the period                                          (4,020,051)       (1,201,985)
--------------------------------------------------------------------------------------------------

Deficit, end of period                                          (14,400,968)       (4,415,126)
--------------------------------------------------------------------------------------------------

Net loss per common share                                              (0.14)          (0.11)

Weighted average number of common shares outstanding             28,774,888        10,670,321
--------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements


JAWS Technologies, Inc.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (all amounts are expressed in U.S. dollars)


                                                                   3 month period ended
                                                           ---------------------------------------
                                                             March 31, 2000     March 31, 1999
                                                                   $                   $
                                                               (unaudited)        (unaudited)
--------------------------------------------------------------------------------------------------

Cash flows used in operating activities
Net loss for the period                                         (4,020,051)       (1,201,985)
Adjustments to reconcile loss to cash flows used in
   operating activities:
   Depreciation                                                     61,825            11,450
   Amortization                                                  1,001,440                --
   Non-cash interest expense and amortization of deferred
     financing fees and debt discount                                   --           446,633
Foreign exchange (gain)/loss                                      (175,565)            9,929
Changes in non-cash working capital balances                      (263,297)          488,867
--------------------------------------------------------------------------------------------------
                                                                (3,395,648)         (245,106)
--------------------------------------------------------------------------------------------------
Cash flows used in investing activities
Purchase of equipment and leasehold improvements                  (411,967)         (234,390)
Purchase of term deposits                                           (6,241)               --
Other                                                                   --            (2,250)
Purchase of investments                                            (20,000)               --
Net cash acquired on purchase of subsidiary                        182,532                --
--------------------------------------------------------------------------------------------------
                                                                  (255,676)         (236,640)
--------------------------------------------------------------------------------------------------

Cash flows generated by financing activities
Proceeds from the issuance of common stock, net of issue
   costs                                                         3,684,229           101,500
Repayment of stockholder advances                                       --           (62,591)
Proceeds from stockholder advances                                      --             9,533
Proceeds on issue of convertible debenture                              --           500,000
Financing fees on issue of convertible debenture                        --           (50,000)
--------------------------------------------------------------------------------------------------
                                                                 3,684,229           498,442
--------------------------------------------------------------------------------------------------

Increase in cash and cash equivalents                               32,905            16,696
Cash, beginning of period                                        8,430,701            33,732
--------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                         8,463,606            50,428
--------------------------------------------------------------------------------------------------

Cash and cash equivalents consist of cash, term deposits with maturities less than 30 days and bank indebtedness.

The accompanying notes are an integral part of these financial statements

March 31, 2000 (unaudited)

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period. The following information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

The Company has experienced net losses over the past three years and as of March 31, 2000, had an accumulated deficit of approximately $14.4 million. Such losses are attributable to both cash losses and losses resulting from costs incurred in the development of the Company's services and infrastructure and non cash interest and amortization charges. The Company expects operating losses to continue for the foreseeable future as it continues to develop and promote its services and establish its business, while working toward profitability.

2.   EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share has been calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings
(loss) per common share is calculated by adjusting outstanding shares, assuming any dilutive effects of options, warrants, and convertible securities.

3.   ACQUISITIONS

a. Pace Systems Group Inc. ("Pace")

Effective November 3, 1999, the Company issued 1,385,546 exchangeable common shares at $1.70 per share for a total purchase price of $2,386,084, including acquisition costs, which are exchangeable into 1,385,546 common shares of the Company, in exchange for all of the outstanding common stock of Pace. In addition, there is contingent consideration payable of 346,386 exchangeable common shares subject to the achievement of certain targets. Fifty percent of the additional share consideration will be released if on the 12 month anniversary date of the effective date, actual gross revenues equal or exceed $2,000,000 CDN. ($1,377,505 USD). The remaining additional share consideration will be released if, on the 24 month anniversary date of the effective date, actual revenues for the previous twelve months equal or exceed $2,000,000 CDN. ($1,377,505 USD). The additional consideration has not been reflected in these consolidated financial statements, as the outcome of the contingent share consideration cannot be reasonably determined at this time. The additional share consideration will be recorded as goodwill as it becomes payable.

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


                                                                                    Period ended
                                                                                   March 31, 1999
                                                                                         $
---------------------------------------------------------------------------------------------------

Revenue                                                                                 765,349
---------------------------------------------------------------------------------------------------

Expenses                                                                              4,937,657
---------------------------------------------------------------------------------------------------

Net loss                                                                             (4,172,308)
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
Net loss per common share                                                              (0.39)
---------------------------------------------------------------------------------------------------

b. Secure Data Technologies Corporation ("SDTC")

Effective December 31, 1999 the Company purchased substantially all of the assets of SDTC for a total purchase price of $525,234, including acquisition costs, through the Company's wholly-owned subsidiary JAWS Delaware. SDTC was incorporated in December 1998 and had no material operations prior to January 1, 1999. The purchase price provided for a promissory note of $257,214 and 38,071 common shares, noticed for issuance, at $7.04 per share totalling $268,020, as well as contingent consideration of additional 9,516 common shares subject to the achievement of certain targets. The issuance of 9,516 common stock is dependent upon achieving revenues equal to the greater of $200,000 per employee or a minimum of $1,200,000 for the fiscal year 2000 only. The additional consideration has not been reflected in these consolidated financial statements, as the outcome of the contingent share consideration cannot be reasonably determined at this time. The additional share consideration will be recorded as goodwill as it becomes payable.

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


                                                                                   Period ended
                                                                                  March 31, 1999
                                                                                        $
---------------------------------------------------------------------------------------------------

Revenue                                                                                 156,345
---------------------------------------------------------------------------------------------------
Sub-contracting expense                                                                 109,389
Other costs and expenses                                                              1,252,937
---------------------------------------------------------------------------------------------------
                                                                                      1,362,326
---------------------------------------------------------------------------------------------------
Loss before income taxes                                                             (1,205,981)
Income tax benefit                                                                           --
---------------------------------------------------------------------------------------------------
Net loss                                                                             (1,205,981)
---------------------------------------------------------------------------------------------------
Net loss per common share                                                                (0.12)
---------------------------------------------------------------------------------------------------

c. Offsite Data Services Ltd. ("Offsite")

Effective January 29, 2000, the Company acquired 96% of the issued and outstanding shares of Offsite Data Services Ltd., a company incorporated in the Province of Alberta, Canada, in exchange for 5,048,420 exchangeable shares of the Company with an ascribed value of $13,630,734 and 93% the outstanding Offsite warrants in exchange for 2,156,252 warrants. Prior to March 31, 2000, the Company acquired the remaining issued and outstanding shares of Offsite pursuant to the compulsory acquisition provisions in exchange for 196,987 exchangeable shares of the Company with an ascribed value of $531,865 and 162,298 warrants in exchange for the remaining Offsite warrants. 1,818,550 of the total warrants entitle the holder to acquire 0.3524 of one of the Company's common shares at $0.40 CDN. ($0.28 USD) up to March 15, 2000. Prior to expiry of these warrants, 843,023 warrants were exercised for 297,073 exchangeable shares of the Company AND 975,527 expired. The cash received of $337,209 CDN. ($232,654
USD) is being held in trust and 975,527 expired. The remaining 500,000 warrants entitle the holder to acquire 0.3524 of one of the Company's common shares for prices ranging from $0.50 CDN. ($0.34 USD) to $0.55 CDN. ($0.38 USD) up to September 29, 2001. In addition, 910,584 stock options to purchase shares of Offsite have been exchanged for 910,584 stock options to purchase shares of the Company. The options entitle the holder to purchase 0.3524 of an exchangeable share of the Company, at a price of $0.25 CDN. ($0.17 USD) which expire on March 15, 2004.

The acquisition has been accounted for using the purchase method. The purchase price has been allocated to the net assets acquired based on their estimated fair values, as follows:


                                                                                         $
--------------------------------------------------------------------------------------------------

Cash acquired                                                                          304,508
Other net assets acquired                                                              125,201
Employee and consultants base                                                        6,927,433
Goodwill                                                                             6,927,433
--------------------------------------------------------------------------------------------------
Net assets acquired                                                                 14,284,575
--------------------------------------------------------------------------------------------------

Consideration:
  4,245,407 common stock                                                            14,162,599
  Acquisition costs                                                                    121,976
--------------------------------------------------------------------------------------------------
Total Consideration                                                                 14,284,575
--------------------------------------------------------------------------------------------------


The operating results of the acquired company are included in the consolidated statement of loss, deficit and comprehensive loss from the date of acquisition.

The following pro forma results of operations give effect to the acquisition of Offsite as if the transaction had occurred January 1, 2000 and 1999 and includes the amortization of goodwill and employee and consultants base calculated on a straight-line basis over a period of 3 years.


                                                                      3 month period ended
                                                                 ---------------------------------
                                                                 March 31, 2000   March 31, 1999
                                                                        $               $
--------------------------------------------------------------------------------------------------

Revenue                                                               638,159           65,219
--------------------------------------------------------------------------------------------------

Expenses                                                            4,976,890        2,535,433
--------------------------------------------------------------------------------------------------

Net loss                                                           (4,293,731)      (2,470,214)
--------------------------------------------------------------------------------------------------

Net loss per common share                                              (0.15)           (0.23)
--------------------------------------------------------------------------------------------------

4.   INVESTMENT

On January 6, 2000, the Company exercised its option to purchase 2,000,000 common shares of Cobratech Industries Inc. (representing a 25% interest of Cobratech) for $20,000 and granted Cobratech the exclusive right to market and sell the Company's products in Asia for a four year period commencing on October 19, 1999. The Company will receive a 25% royalty on all products sold by Cobratech. No royalties have been received to date. As Cobratech has issued additional common shares since January 6, 2000, JAWS currently holds 18% of the outstanding Cobratech common shares. Accordingly, this investment has been recorded at cost.

5.   INTANGIBLE ASSETS


                                                                 March 31, 2000
                                                --------------------------------------------------
                                                                   Accumulated    Net Book Value
                                                     Cost         amortization
                                                       $                $                $
--------------------------------------------------------------------------------------------------

Employee and consultants base                       8,305,126          563,913     7,741,213
Goodwill                                            8,305,126          563,913     7,741,213
--------------------------------------------------------------------------------------------------
                                                   16,610,252        1,127,826    15,482,426
--------------------------------------------------------------------------------------------------

                                                                December 31, 1999
                                                --------------------------------------------------
                                                                   Accumulated    Net Book Value
                                                     Cost         amortization
                                                       $                $                $
--------------------------------------------------------------------------------------------------

Employee and consultants base                    1,377,693            63,193       1,314,500
Goodwill                                         1,377,693            63,193       1,314,500
--------------------------------------------------------------------------------------------------
                                                 2,755,386           126,386       2,629,000
--------------------------------------------------------------------------------------------------

6.   SHARE CAPITAL

Common stock held in escrow

Effective November 3, 1999, the Company placed 1,385,546 shares in escrow relating to the acquisition of Pace.

Warrants issued

On December 31, 1999, the Company issued 2,176,418 share purchase warrants in connection with an issuance of 2,176,418 shares of common stock, which entitle the holder to purchase one-half of one share of common stock of the Company at an exercise price of $6.50 per share. As a financing fee, the Company issued 217,642 warrants to the placement agent, which entitle the agent to purchase one share of common stock at an exercise price of $4.25 per share. Each warrant will expire on the third anniversary date of the effective date of the S-1 Registration Statement which was declared effective March 29, 2000. If the share price of the Company exceeds $9.75 for 30 consecutive days any time after March 29, 2000, the Company, with 30 days notice, may repurchase these warrants at a price of $0.001 per warrant.

On February 23, 2000, the Company issued 294,119 share purchase warrants in connection with an issuance of 588,238 shares of common stock, which entitle the holder to purchase one half of one share of common stock of the Company at $6.50 per share. In addition, as a financing fee, the Company issued 58,824 warrants to the placement agent, which entitle the agent to purchase one share of common stock at an exercise price of $4.25 per share. Each warrant will expire on March 29, 2003.

7.   EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share is net loss for the period divided by the weighted average number of common shares outstanding. The effect on earnings
(loss) per share of the exercise of options and warrants, and the conversion of convertible debentures is anti-dilutive.

The following table sets forth the computation of earnings (loss) per common share:


                                                                    Period ended    Period ended
                                                                   March 31, 2000  March 31, 1999
                                                                         $               $
---------------------------------------------------------------------------------------------------

Net loss                                                              (4,020,051)    (1,201,985)
---------------------------------------------------------------------------------------------------

Basic and diluted loss per common share:
Weighted average number of common shares outstanding                  28,774,888     10,670,321
---------------------------------------------------------------------------------------------------
Net loss per common share - basic and diluted                             (0.14)          (0.11)
---------------------------------------------------------------------------------------------------

8.    NET CHANGE IN NON-CASH WORKING CAPITAL


                                                                      March 31,       March 31,
                                                                        2000            1999
                                                                         $               $
---------------------------------------------------------------------------------------------------

Accounts receivable                                                    (310,584)        (17,495)
Due from related parties                                                (74,709)          2,410
Prepaid expenses and deposits                                          (136,109)         26,520
Accounts payable and accrued liabilities                                256,054         472,243
Due to related parties                                                    2,051           5,189
---------------------------------------------------------------------------------------------------
                                                                       (263,297)        488,867
---------------------------------------------------------------------------------------------------
Attributable to operating activities                                   (263,297)        488,867
---------------------------------------------------------------------------------------------------

9.   SEGMENTED INFORMATION

The Company's activities include professional security consulting services, integration and installation of secure information systems, and remote data storage and recovery services. The activities are conducted in one operating segment and are carried out in three geographic segments as follows:


                                                          March 31, 2000
------------------------------- -------------------------------------------------------------------
                                  Alberta,         Ontario,
                                   Canada           Canada            U.S.             Total
                                      $               $                $                 $
------------------------------- -------------- ---------------- ------------------ ----------------

Loss information
Revenue                            185,606          392,942            73,434           651,982
Expenses                         2,149,637          568,085           311,372         3,029,094
------------------------------- -------------- ---------------- ------------------ ----------------
                                (1,964,031)        (175,143)         (237,938)       (2,377,112)
Corporate overheads                                                                  (1,642,939)
Net loss                                                                             (4,020,051)
------------------------------- -------------- ---------------- ------------------ ----------------
Selected balance sheet
   information
Equipment and leasehold
   improvements                  1,176,640           70,702           181,864         1,429,206
Intangible assets               13,854,866        2,386,084           369,302        16,610,252
------------------------------- -------------- ---------------- ------------------ ----------------

                                                          March 31, 1999
------------------------------- -------------------------------------------------------------------
                                  Alberta,         Ontario,
                                   Canada           Canada            U.S.              Total
                                      $                $               $                  $
------------------------------- -------------- ---------------- ------------------ ----------------

Loss information
Revenue                              3,047               --                --             3,047
Expenses                           582,349               --                --           582,349
------------------------------- -------------- ---------------- ------------------ ----------------
                                  (579,302)              --                --          (579,302)
Corporate overheads                                                                    (622,683)
Net loss                                                                             (1,201,985)
------------------------------- -------------- ---------------- ------------------ ----------------
Selected balance sheet
   information
Equipment and leasehold
   improvements                    330,486               --                --           330,486
------------------------------- -------------- ---------------- ------------------ ----------------

10.  SUBSEQUENT EVENTS

b) On April 20, 2000, the Company acquired 100% of the outstanding common shares of Nucleus Consulting, Inc. (Nucleus), a company incorporated in the State of Illinois, USA, in exchange for $250,000 and 142,857 shares of the Company with an ascribed value of $1,000,000. Nucleus provides consulting services related to data networking, telephony and mobile communications. In addition there is contingent consideration payable of $750,000 and 285,714 common shares of the Company at an ascribed value of $7.00 per share, subject to the achievement of certain targets the final terms of which are still the subject of negotiations.

     The acquisition will be accounted for using the purchase method. The aggregate purchase price of $1,550,000 will be allocated to the net assets acquired based on their estimated fair values, as follows:

                                                                                         $
     ---------------------------------------------------------------------------------------------

     Net assets acquired                                                                362,890
     Goodwill                                                                         1,187,110
     ---------------------------------------------------------------------------------------------
     Net assets acquired                                                              1,550,000
     ---------------------------------------------------------------------------------------------

     Consideration:
       142,857 common stock                                                           1,250,000
       Acquisition costs                                                                300,000
     ---------------------------------------------------------------------------------------------
     Total Consideration                                                              1,550,000
     ---------------------------------------------------------------------------------------------


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

                  JAWS is currently the parent corporation of six material operating subsidiaries: JAWS Technologies Inc., an Alberta corporation ("JAWS Alberta"), JAWS Technologies, Inc., an Ontario corporation ("JAWS Ontario"), JAWS Technologies, Inc., a Delaware corporation ("JAWS Delaware"), Pace Systems Group Inc., an Ontario corporation ("PACE"), Offsite Data Services Ltd., an Alberta corporation ("Offsite") and JAWS, Inc., an Illinois corporation (formerly "Nucleus Consulting, Inc."). The overall strategic goal for JAWS is to consolidate the highly fragmented information security industry, achieve increasing economies of scale through the acquisition of high growth, emerging market firms and integrate such firms through centralized administration and planning. Through industry and management expertise, JAWS attempts to ensure that acquired firms receive the capital and corporate planning necessary to maximize the growth potential within each information security niche.

                  The shares of JAWS common stock are included for quotation on the Nasdaq National Market under the symbol "JAWZ".

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

                  JAWS, through its wholly-owned subsidiary JAWS Acquisition Corp., has purchased all of the outstanding shares of common stock of Offsite. Offsite offers secure, fully automated on-line backup, retrieval and storage services through the internet from its data center in Calgary.

                  JAWS has purchased all of the outstanding shares of common stock of JAWS Inc. (formerly named Nucleus Consulting, Inc.). JAWS Inc. is an international consulting firm focused on providing cost-effective enterprise networked solutions capable of meeting defined business requirements.

Results of Operations

                  Three-Months ended March 31, 2000 compared with the Three-Months ended March 31, 1999

                  JAWS' total revenue increased by $648,935 (21,298%) for the three-months ended March 31, 2000 from $3,047 in the three months ended March 31, 1999. This increase is primarily due to three key factors. The first is the continued internal growth of JAWS' operations as the company completes the transition from an research and development stage company to the commercialization stage. The second key factor is the integration and subsequent growth associated with JAWS' recent acquisitions (including PACE, SDTC, and Offsite). The third key factor was an increase in interest income of $105,297, which resulted from short term investing of funds received in connection with JAWS' recent private placement financings.

                  General and administrative expenses increased 462% to $3,295,802 for the three months ended March 31, 2000 from $586,520 in the three months ended March 31, 1999. This increase was primarily due to the continued growth of JAWS' operations including geographic expansion, moving JAWS products toward and into the commercialization stage and the expenses related to the preparation of various marketing and sales documents and materials, wages and benefits, requirements for office space, supplies and other office related expenses.

                  Advertising and promotion expenses increased 218% to $475,166 for the three months ended March 31, 2000 from $149,248 in the three months ended March 31, 1999. This increase was primarily due to increased sales and marketing activities related to moving JAWS' products toward and into the commercialization stage based on JAWS vertical and geographical product and consulting services strategies.

                  Interest expense, financing fees and amortization of debt discount decreased by approximately 97% to $13,365 for the three months ended March 31, 2000 from $447,885 for the three months ended March 31, 1999. The decrease was primarily due to the retirement of the convertible debentures and the associated accelerated amortizations of the deferred financing fees and debt discount.

                  Amortization expense was $1,001,440 for the three months ended March 31, 2000 as compared to $0 for the three months ended March 31, 1999. This increase was primarily due to the amortization of goodwill and employee and consultants base associated with JAWS' acquisitions of PACE, SDTC, and Offsite.

                  The Company's net loss for the three months ended March 31, 2000 was $4,020,051 as compared with $1,201,985 for the three months ended March 31, 1999. The increase in the net loss is primarily due to the continued growth of JAWS' operations, moving JAWS products toward and into the commercialization stage including geographic expansion and the expenses related to the preparation of various marketing and sales documents and materials, wages and benefits, requirements for office space, supplies and other office related expenses.

Litigation

                  JAWS is not a party to any material pending legal proceedings other than ordinary routine litigation incidental to the business of JAWS which JAWS does not believe is material.

Liquidity and Capital Resources

                  Net cash used in operations for the three months ended March 31, 2000 was $3,395,648, compared with $8,430,701 as of December 31, 1999. These increases are a result of the increased expenses incurred as noted above.

                  Cash and cash equivalents on hand at March 31, 2000 was $8,463,606, compared with $8,430,701 at December 31, 1999. This is as a result of a series of stock issuances, including the consummation of our private placement financing of approximately US$9.25 million on December 31, 1999 and our private placement financing of approximately US$2.5 million on February 23, 2000 (together, the "Private Placement Transactions"), the exercise of warrants, and funds advanced under a convertible debenture agreement. These funds will continue to be deployed primarily to fund operations.

                  The Company has experienced net losses over the past three years and as of March 31, 2000, had an accumulated deficit of approximately $14.4 million. Such losses are attributable to both cash losses and losses resulting from costs incurred in the development of the Company's services and infrastructure and non-cash interest and amortization charges. The Company expects operating losses to continue for the foreseeable future as it continues to develop and promote its services. Until such time as the company achieves profitability and positive cash flow, JAWS' will need to raise additional capital to fund future operations.

                  Accounts payable and accrued liabilities have increased 14% to $1,344,566 as of March 31, 2000 as compared to $1,177,278 as of December 31, 1999. These increases are a result of the efforts of management to increase sales revenue and grow JAWS' operations and are consistent with the other expense increases in the first three months of the year 2000. JAWS has anticipated and budgeted for these increases to provide for the organizations' shift from research and development to commercialization and to provide for the growth of operations.

                  JAWS has not established any lines of credit outside of trade accounts and will not be in a position to negotiate any lines of credit until sales contracts have been validated and matured. JAWS has not used any debt instruments to date due to its early stage of operations, other than long-term capital leases and Thomson Kernaghan's convertible debentures which were converted to equity.

Year 2000 Issues

                  By the end of 1999, JAWS completed a ten phase year 2000 plan which addressed the year 2000 readiness of all of our internal and external systems, including software, network equipment, bandwidth providers and suppliers. We have not, to date, experienced any year 2000 disruptions in these systems. JAWS continues to assess all of its internal systems for operational effectiveness and efficiency beyond year 2000 concerns.

                  JAWS management believes that JAWS' significant suppliers and customers are year 2000 compliant and have not, to date, been made aware that any significant suppliers or customers have suffered year 2000 disruptions in their systems.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

                  JAWS is not a party to any material pending legal proceedings other than ordinary routine litigation incidental to the business of JAWS which JAWS does not believe is material.

Item 2.  Changes in Securities.

                  On February 23, 2000, JAWS completed the second Private Placement Transaction, pursuant to which JAWS received an aggregate investment of approximately $2,500,000 in exchange for 588,238 Units, each Unit consisting of one share of common stock and one warrant to purchase one-half share of common stock for $6.50 per share. The warrants will expire at 2:00 p.m. New York Time on the earlier of (i) the three year anniversary date of the effectiveness of the registration statement filed in connection therewith, or (ii) December 31, 2009.

                  On April 20, 2000, JAWS closed the purchase of all the issued and outstanding common stock of Nucleus Consulting, Inc., a private, Illinois corporation (subsequently renamed JAWS Inc.) from Charles A. Ehredt, the sole stockholder of Nucleus Consulting, Inc. The stock purchase agreement provided for JAWS to receive all of the issued and outstanding shares of Nucleus Consulting, Inc. in exchange, in part, for a cash payment of $1,000,000 and 142,857 shares of JAWS' common stock. The stock purchase agreement further provided for the issuance of up to 142,857 additional shares of JAWS' common stock on each of the first and second anniversary dates of the closing, subject to Mr. Ehredt's the achievement of certain revenue and earnings milestones by JAWS Inc. over the respective post-closing periods.

                  In each case set forth in this Item 2, the securities were issued pursuant to exemption from the registration requirements of the Securities Act of 1933, as amended, under Section 4(2).

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

          3.1(1) Articles of Incorporation of "e-biz" solutions, inc. (now JAWS Technologies, Inc., a Nevada corporation), dated January 27, 1997.

          3.2(2) Certificate of Amendment of Articles of Incorporation of JAWS Technologies, Inc., a Nevada corporation, dated March 30, 1998, changing the name of E-Biz to JAWS Technologies, Inc.

          3.3(3) Certificate of Amendment of Articles of Incorporation of JAWS Technologies, Inc., a Nevada corporation, increasing the total number of common stock which JAWS is allowed to issue from 20,000,000 to 95,000,000.

          3.4(4) Bylaws of "e-biz" solutions, inc. (now JAWS Technologies, Inc., a Nevada corporation), dated January 27, 1997.

          4.1(5) Investment Agreement by and between JAWS Technologies, Inc., a Nevada corporation, and Bristol Asset Management LLC dated August 27, 1998 and letter of termination.

          4.2(6) Debenture Acquisition Agreement by and between JAWS Technologies, Inc., a Nevada corporation, and Thomson Kernaghan & Co. Limited, dated September 25, 1998.

          4.3(7) Amendment No. 1 to Debenture Purchase Agreement by and between JAWS and Thomson Kernaghan, dated April 27, 1999.

          4.4(8) Warrant to purchase 1,000,000 shares of common stock of JAWS Technologies, Inc., a Nevada corporation, issued to Bristol Asset Management LLC, dated April 20, 1999.

----------

1 Incorporated by reference to Exhibit 3.1 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
2 Incorporated by reference to Exhibit 3.2 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
3 Incorporated by reference to Exhibit 3.3 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
4 Incorporated by reference to Exhibit 3.4 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
5 Incorporated by reference to Exhibit 4.1 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
6 Incorporated by reference to Exhibit 4.2 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
7 Incorporated by reference to Exhibit 4.3 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
8   Incorporated by reference to Exhibit 4.4 of the Company's Form S-1 (File No.
333-30406), filed with the SEC on February 14, 2000.

          4.5(9) Form of Warrant to purchase 834,000 shares of common stock of JAWS Technologies, Inc., a Nevada corporation, issued to Glentel Inc., dated June 21, 1999.

          4.6(10) Schedule of Warrant holders which received the Form of Warrant set forth in 4.5 above.

          4.7(11) Form of Warrant issued by JAWS in connection with the Private Placement Transaction.

          4.8(12) Schedule of Warrant holders which received the Form of Warrant set forth in 4.9 above.

          4.9(13) Warrant to purchase 217,642 shares of common stock of JAWS Technologies, Inc., a Nevada corporation, issued to Thomson Kernaghan & Co. Limited, dated December 31, 1999.

          4.10(14) Certificate of the Designation, Voting Power, Preference and Relative, Participating, optional and other Special Rights and Qualifications, Limitations or Restrictions of the Special Series & Preferred Voting Stock of JAWS Technologies, Inc., dated November 30, 1999.

          4.11(15) Incentive and Non-Qualified Stock Option Plan of JAWS Technologies, Inc., a Nevada corporation.

          4.12(16) Placement Agency Agreement by and between JAWS Technologies, Inc., a Nevada corporation, and Thomson Kernaghan & Co. Limited, dated December 31, 1999.

          4.13(17) Placement Agency Agreement by and between JAWS Technologies, Inc., a Nevada corporation, and Thomson Kernaghan & Co. Limited, dated February 15, 2000.

----------

9   Incorporated by reference to Exhibit 4.5 of the Company's Form S-1 (File No.
333-30406), filed with the SEC on February 14, 2000.
10 Incorporated by reference to Exhibit 4.6 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
11 Incorporated by reference to Exhibit 4.7 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
12 Incorporated by reference to Exhibit 4.8 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
13 Incorporated by reference to Exhibit 4.9 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
14 Incorporated by reference to Exhibit 4.10 of the Company's Form S-1 (File No 333-30406), filed with the SEC on February 14, 2000.
15 Incorporated by reference to Exhibit 4.11 of the Company's Form S-1 (File No 333-30406), filed with the SEC on February 14, 2000.
16 Incorporated by reference to Exhibit 10.13 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
17 Incorporated by reference to Exhibit 4.13 of the Company's Form 10-K405, filed with the SEC on March 24, 2000.

          4.14(18) Placement Agency Agreement by and between JAWS Technologies, Inc., a Nevada corporation, and SmallCaps Online LLC, dated February 15, 2000.

          4.15(19) Form of Subscription Agreement to purchase 235,295 Units of JAWS Technologies, Inc., a Nevada corporation, by and between JAWS Technologies, Inc., a Nevada corporation, and BPI Canadian Small Companies Fund, dated December 20, 1999.

          4.16(20) Schedule of Subscribers that purchased subscriptions pursuant to the Form of Subscription Agreement set forth above in 10.14.

          10.1(21) Director's Agreement between JAWS Technologies, Inc., a Nevada corporation, and Arthur Wong dated July 1998.

          10.2(22) Director's Agreement between JAWS Technologies, Inc., a Nevada corporation, and Julia Johnson, dated July 30, 1998.

          10.3(23) Letter Agreement between JAWS Technologies, Inc., a Nevada corporation, and Arrow Communications (ApexMail), dated August 10, 1999.

          10.4(24) Addendum to the Letter Agreement between JAWS Technologies, Inc., a Nevada corporation, and ApexMail.net, dated September 20, 1999.

          10.5(25) Assignment from James L. A. Morrison to JAWS Technologies Inc., a Nevada corporation, dated October 9, 1998.

          10.6(26) Notification of Assignment from United States Department of Commerce, Patent and Trademark Office, dated March 15, 1999.

          10.(27) Indemnity Agreements by and between JAWS Technologies, Inc., a Nevada corporation, and Ms. Julia L. Johnson.


----------

18 Incorporated by reference to Exhibit 4.14 of the Company's Form 10-K405, filed with the SEC on March 24, 2000.
19 Incorporated by reference to Exhibit 10.14 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
20 Incorporated by reference to Exhibit 4.16 of the Company's Form 10-K405, filed with the SEC on March 24, 2000.
21  Incorporated by reference to Exhibit 10.1 of the Company's Form S-1
(File No. 333-30406), filed with the SEC on February 14, 2000.
22  Incorporated by reference to Exhibit 10.2 of the Company's Form S-1
(File No. 333-30406), filed with the SEC on February 14, 2000.
23  Incorporated by reference to Exhibit 10.3 of the Company's Form S-1
(File No. 333-30406), filed with the SEC on February 14, 2000.
24  Incorporated by reference to Exhibit 10.4 of the Company's Form S-1
(File No. 333-30406), filed with the SEC on February 14, 2000.
25  Incorporated by reference to Exhibit 10.5 of the Company's Form S-1
(File No. 333-30406), filed with the SEC on February 14, 2000.
26 Incorporated by reference to Exhibit 10.6 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.

          10.8(28) Indemnity Agreements by and between JAWS Technologies, Inc., a Nevada corporation, and Mr. Arthur Wong.

          10.9(29) Form of Stock Purchase Agreement to purchase 1,000,000 shares of common stock and warrants to purchase 834,000 shares of common stock by and between JAWS Technologies, Inc., a Nevada corporation, and Glentel Inc., dated June 21, 1999.

          10.10(30) Schedule of purchasers which purchased shares of common stock pursuant to the Form of Stock Purchase Agreement set forth in 10.09.

          10.11(31) Form of Investor Rights Agreement by and between JAWS
                    Technologies, Inc., a Nevada corporation, and Glentel Inc., dated June 21, 1999.

          10.12(32) Schedule of investors that received rights pursuant to the Form of Investors Rights Agreement set forth above in 10.11.

          10.13(33) Debenture Amendment and Settlement Agreement, dated November
                    17, 1999 and effective as of November 1, 1999, by and between JAWS Technologies, Inc., a Nevada corporation, and Thomson Kernaghan & Co. Limited.

          10.14(34) Form of Employment Agreement.

          10.15(35) Schedule of officers of JAWS Technologies, Inc., a Nevada corporation, who executed employment agreements the form of which is set forth in Exhibit 10.20.

          10.16(36) Stock Purchase Agreement, dated as of April 20, 2000 by and between JAWS Technologies, Inc., a Nevada corporation, Nucleus Consulting, Inc., an Illinois corporation and Charles A. Ehredt.


----------

27 Incorporated by reference to Exhibit 10.7 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
28 Incorporated by reference to Exhibit 10.8 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
29 Incorporated by reference to Exhibit 10.9 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
30 Incorporated by reference to Exhibit 10.10 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
31 Incorporated by reference to Exhibit 10.11 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
32 Incorporated by reference to Exhibit 10.12 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
33 Incorporated by reference to Exhibit 10.16 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
34 Incorporated by reference to Exhibit 10.17 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
35 Incorporated by reference to Exhibit 10.18 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
36 Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K, filed with the SEC on May 5, 2000.

          27.1      Financial Data Schedule.

(b)  Reports on Form 8-K

     A current report on Form 8-K was filed by the Company on April 13, 2000, reporting the acquisition of all the issued and outstanding capital stock of Nucleus Consulting, Inc.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     JAWS TECHNOLOGIES, INC.

Date:  May 15, 2000                  By:      /s/ Robert J. Kubbernus
                                              ----------------------
                                              Name:  Robert J. Kubbernus
                                              Title: Chairman of the Board,
                                              President and Chief Executive
                                              Officer
                                     (Principal Executive Officer):


Date:  May 15, 2000                  By:      /s/ Riaz Mamdani
                                              ------------
                                              Name:  Riaz Mamdani
                                              Title:    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

         Exhibit                            Description

          3.1(1) Articles of Incorporation of "e-biz" solutions, inc. (now JAWS Technologies, Inc., a Nevada corporation), dated January 27, 1997.

          3.2(2) Certificate of Amendment of Articles of Incorporation of JAWS Technologies, Inc., a Nevada corporation, dated March 30, 1998, changing the name of E-Biz to JAWS Technologies, Inc.

          3.3(3) Certificate of Amendment of Articles of Incorporation of JAWS Technologies, Inc., a Nevada corporation, increasing the total number of common stock which JAWS is allowed to issue from 20,000,000 to 95,000,000.

          3.4(4) Bylaws of "e-biz" solutions, inc. (now JAWS Technologies, Inc., a Nevada corporation), dated January 27, 1997.

          4.1(5) Investment Agreement by and between JAWS Technologies, Inc., a Nevada corporation, and Bristol Asset Management LLC dated August 27, 1998 and letter of termination.

          4.2(6) Debenture Acquisition Agreement by and between JAWS Technologies, Inc., a Nevada corporation, and Thomson Kernaghan & Co. Limited, dated September 25, 1998.

          4.3(7) Amendment No. 1 to Debenture Purchase Agreement by and between JAWS and Thomson Kernaghan, dated April 27, 1999.

          4.4(8) Warrant to purchase 1,000,000 shares of common stock of JAWS Technologies, Inc., a Nevada corporation, issued to Bristol Asset Management LLC, dated April 20, 1999.

----------

1 Incorporated by reference to Exhibit 3.1 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
2 Incorporated by reference to Exhibit 3.2 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
3 Incorporated by reference to Exhibit 3.3 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
4 Incorporated by reference to Exhibit 3.4 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
5 Incorporated by reference to Exhibit 4.1 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
6 Incorporated by reference to Exhibit 4.2 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
7 Incorporated by reference to Exhibit 4.3 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
8   Incorporated by reference to Exhibit 4.4 of the Company's Form S-1 (File
No. 333-30406), filed with the SEC on February 14, 2000.

          4.5(9) Form of Warrant to purchase 834,000 shares of common stock of JAWS Technologies, Inc., a Nevada corporation, issued to Glentel Inc., dated June 21, 1999.

          4.6(10) Schedule of Warrant holders which received the Form of Warrant set forth in 4.5 above.

          4.7(11) Form of Warrant issued by JAWS in connection with the Private Placement Transaction.

          4.8(12) Schedule of Warrant holders which received the Form of Warrant set forth in 4.9 above.

          4.9(13) Warrant to purchase 217,642 shares of common stock of JAWS Technologies, Inc., a Nevada corporation, issued to Thomson Kernaghan & Co. Limited, dated December 31, 1999.

          4.10(14) Certificate of the Designation, Voting Power, Preference and Relative, Participating, optional and other Special Rights and Qualifications, Limitations or Restrictions of the Special Series & Preferred Voting Stock of JAWS Technologies, Inc., dated November 30, 1999.

          4.11(15) Incentive and Non-Qualified Stock Option Plan of JAWS Technologies, Inc., a Nevada corporation.

          4.12(16) Placement Agency Agreement by and between JAWS Technologies, Inc., a Nevada corporation, and Thomson Kernaghan & Co. Limited, dated December 31, 1999.

         4.13(17) Placement Agency Agreement by and between JAWS Technologies, Inc., a Nevada corporation, and Thomson Kernaghan & Co. Limited, dated February 15, 2000.

----------

9   Incorporated by reference to Exhibit 4.5 of the Company's Form S-1 (File
No. 333-30406), filed with the SEC on February 14, 2000.
10 Incorporated by reference to Exhibit 4.6 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
11 Incorporated by reference to Exhibit 4.7 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
12 Incorporated by reference to Exhibit 4.8 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
13 Incorporated by reference to Exhibit 4.9 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
14 Incorporated by reference to Exhibit 4.10 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
15 Incorporated by reference to Exhibit 4.11 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
16 Incorporated by reference to Exhibit 10.13 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
17 Incorporated by reference to Exhibit 4.13 of the Company's Form 10-K405, filed with the SEC on March 24, 2000.

          4.14(18) Placement Agency Agreement by and between JAWS Technologies, Inc., a Nevada corporation, and SmallCaps Online LLC, dated February 15, 2000.

          4.15(19) Form of Subscription Agreement to purchase 235,295 Units of JAWS Technologies, Inc., a Nevada corporation, by and between JAWS Technologies, Inc., a Nevada corporation, and BPI Canadian Small Companies Fund, dated December 20, 1999.

          4.16(20) Schedule of Subscribers that purchased subscriptions pursuant to the Form of Subscription Agreement set forth above in 10.14.

          10.1(21) Director's Agreement between JAWS Technologies, Inc., a Nevada corporation, and Arthur Wong dated July 1998.

          10.2(22) Director's Agreement between JAWS Technologies, Inc., a Nevada corporation, and Julia Johnson, dated July 30, 1998.

          10.3(23) Letter Agreement between JAWS Technologies, Inc., a Nevada corporation, and Arrow Communications (ApexMail), dated August 10, 1999.

          10.4(24) Addendum to the Letter Agreement between JAWS Technologies, Inc., a Nevada corporation, and ApexMail.net, dated September 20, 1999.

          10.5(25) Assignment from James L. A. Morrison to JAWS Technologies Inc., a Nevada corporation, dated October 9, 1998.

          10.6(26) Notification of Assignment from United States Department of Commerce, Patent and Trademark Office, dated March 15, 1999.

          10.7(27) Indemnity Agreements by and between JAWS Technologies, Inc., a Nevada corporation, and Ms. Julia L. Johnson.

----------

18 Incorporated by reference to Exhibit 4.14 of the Company's Form 10-K405, filed with the SEC on March 24, 2000.
19  Incorporated by reference to Exhibit 10.14 of the Company's
Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
20 Incorporated by reference to Exhibit 4.16 of the Company's Form 10-K405, filed with the SEC on March 24, 2000.
21 Incorporated by reference to Exhibit 10.1 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
22 Incorporated by reference to Exhibit 10.2 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
23 Incorporated by reference to Exhibit 10.3 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
24 Incorporated by reference to Exhibit 10.4 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
25 Incorporated by reference to Exhibit 10.5 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
26 Incorporated by reference to Exhibit 10.6 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.

          10.8(28) Indemnity Agreements by and between JAWS Technologies, Inc., a Nevada corporation, and Mr. Arthur Wong.

          10.9(29) Form of Stock Purchase Agreement to purchase 1,000,000 shares of common stock and warrants to purchase 834,000 shares of common stock by and between JAWS Technologies, Inc., a Nevada corporation, and Glentel Inc., dated June 21, 1999.

          10.10(30) Schedule of purchasers which purchased shares of common stock pursuant to the Form of Stock Purchase Agreement set forth in 10.09.

          10.11(31) Form of Investor Rights Agreement by and between JAWS
                    Technologies, Inc., a Nevada corporation, and Glentel Inc., dated June 21, 1999.

          10.12(32) Schedule of investors that received rights pursuant to the Form of Investors Rights Agreement set forth above in 10.11.

          10.1(33) Debenture Amendment and Settlement Agreement, dated November 17, 1999 and effective as of November 1, 1999, by and between JAWS Technologies, Inc., a Nevada corporation, and Thomson Kernaghan & Co. Limited.

          10.14(34) Form of Employment Agreement.

          10.15(35) Schedule of officers of JAWS Technologies, Inc., a Nevada corporation, who executed employment agreements the form of which is set forth in Exhibit 10.20.

          10.16(36) Stock Purchase Agreement, dated as of April 20, 2000 by and between JAWS Technologies, Inc., a Nevada corporation, Nucleus Consulting, Inc., an Illinois corporation and Charles A. Ehredt.

----------

27 Incorporated by reference to Exhibit 10.7 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
28 Incorporated by reference to Exhibit 10.8 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
29 Incorporated by reference to Exhibit 10.9 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
30 Incorporated by reference to Exhibit 10.10 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
31 Incorporated by reference to Exhibit 10.11 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
32 Incorporated by reference to Exhibit 10.12 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
33 Incorporated by reference to Exhibit 10.16 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
34 Incorporated by reference to Exhibit 10.17 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
35 Incorporated by reference to Exhibit 10.18 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
36 Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K, filed with the SEC on May 5, 2000.

          27.1      Financial Data Schedule.