Form 10-Q
period 2000-06-30
JAWS TECHNOLOGIES INC /NY
filed 2000-08-14
CIK 1061261

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2000
                                ------------------------------

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from ___________________________ to _________________

                        Commission file number: 000-27407
                                                ---------

                             JAWS Technologies, Inc.
                        -------------------------------
               (Exact name of registrant as specified in charter)

                Delaware                                        98-167013
--------------------------------------------          --------------------------
(State of Other jurisdiction of incorporation             (I.R.S. Employer
                        or organization)                  Identification No.)

          1 Concorde Gate, Suite 307, Toronto, Ontario, Canada M3C 3N6
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                   (Zip Code)

                                 1-888-301-5297
                  -------------------------------------------
              (Registrant's telephone number, including area code)

     ----------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  | X |     No  [  ]


     The number of shares of the Registrant's common stock par value $0.001 per share (the "Common Stock"), outstanding as of August 3, 2000 was 27,632,829 shares.


295277.4

                         PART 1 - FINANCIAL INFORMATION

Item 1.   Financial Statements

JAWS Technologies, Inc.


                           CONSOLIDATED BALANCE SHEETS
                   (all amounts are expressed in U.S. dollars)




As at

                                                      June 30,     December 31,   December 31,   December 31,
                                                        2000           1999           1998           1997
                                                         $              $               $              $
----------------------------------------------------------------------------------------------------------------
                                                     (Unaudited)
ASSETS
Current
Cash and cash equivalents                              5,653,340     8,430,701        33,732            111
Term deposits                                             28,494       431,729            --             --
Accounts receivable                                    1,197,922       338,825         7,243             --
Due from related parties                               1,324,273         1,777        13,118             --
Prepaid expenses and deposits                            323,534        75,144       140,456          7,500
----------------------------------------------------------------------------------------------------------------
                                                       8,527,563     9,278,176       194,549          7,611
Equipment and leasehold improvements, net              2,235,224       699,235        78,830          2,320
Intangible assets                                     17,757,075     2,629,000            --             --
Investment                                                20,000            --            --             --
----------------------------------------------------------------------------------------------------------------
                                                      28,539,862    12,606,411       273,379          9,931
================================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current
Accounts payable and accrued liabilities               2,943,472     1,177,278       428,600        32,976
Current portion of capital lease obligations              63,213        25,235            --             --
   payable
Due to related parties                                   306,777       172,093       197,115             --
Due to stockholders                                        2,816         2,066        74,717         78,159
----------------------------------------------------------------------------------------------------------------
                                                       3,316,278     1,376,672       700,432        111,135
----------------------------------------------------------------------------------------------------------------

Capital lease obligations payable                        244,656        68,227            --             --
Convertible debentures                                        --            --       146,606             --
----------------------------------------------------------------------------------------------------------------
                                                         244,656        68,227       146,606             --
----------------------------------------------------------------------------------------------------------------
Commitments
Stockholders' equity (deficiency)
Authorized
    95,000,000 common shares at $0.001 par value
     5,000,000 preferred shares at $0.001 par value
Outstanding:
   34,133,680 common shares issued and fully
   paid (December 31, 1999 - 25,040,188; December 31,
   1998 - 10,612,317)
Common stock issued and paid-up                           34,133        25,040        10,612          4,000
Additional paid in capital                            46,604,914    21,699,106     2,637,712         31,650
Cumulative translation adjustment                       (264,374)     (181,717)       (8,842)            --
Deficit                                              (21,395,745)  (10,380,917)   (3,213,141)      (136,854)
----------------------------------------------------------------------------------------------------------------
                                                      24,978,928    11,161,512      (573,659)      (101,204)
----------------------------------------------------------------------------------------------------------------
                                                      28,539,862    12,606,411       273,379          9,931
================================================================================================================

The accompanying notes are an integral part of these financial statements. On behalf of the Board:
                              Director            Director


295277.4

JAWS Technologies, Inc.

       CONSOLIDATED STATEMENTS OF LOSS AND DEFICIT AND COMPREHENSIVE LOSS
                   (all amounts are expressed in U.S. dollars)

                                 3 month period ended         6 month period ended
                              ---------------------------------------------------------

                                June 30,      June 30,       June 30,      June 30,
                                  2000          1999           2000          1999
                                   $              $             $             $
                               (Unaudited)   (Unaudited)    (Unaudited)   (Unaudited)
---------------------------------------------------------------------------------------

REVENUE
Consulting and product           2,221,410         7,133      2,768,095        10,180
revenue
Interest income                     70,951            --        176,248            --
---------------------------------------------------------------------------------------
                                 2,292,361         7,133      2,944,343        10,180
---------------------------------------------------------------------------------------

COSTS AND EXPENSES

Cost of sales                      880,111            --        880,111            --
Advertising and promotion          616,546        35,519      1,091,712       184,767
General and administration       5,793,464       916,074      9,089,266     1,502,594
Software development costs              --            --             --            --
---------------------------------------------------------------------------------------
                                 7,290,121       951,593     11,061,089     1,687,361

Loss before interest,
   financing fees, foreign
   exchange (gain)/loss,
   depreciation and
   amortization                 (4,997,760)     (944,460)    (8,116,746)   (1,677,181)
Interest expense, financing
   fees and debt discount            1,424       257,929         14,789       705,814
Foreign exchange (gain)/loss       105,947         3,068        (69,618)       12,997
Depreciation                       147,003        25,668        208,828        37,118
Amortization                     1,742,643            --      2,744,083            --
---------------------------------------------------------------------------------------

Net loss for the period         (6,994,777)   (1,231,125)   (11,014,828)   (2,433,110)

Other comprehensive loss
Foreign currency translation        88,542      (106,616)       (82,657)     (118,696)
   adjustment
---------------------------------------------------------------------------------------

Comprehensive loss              (6,906,235)   (1,337,741)   (11,097,485)   (2,551,806)
---------------------------------------------------------------------------------------

Deficit, beginning of period   (14,400,968)   (4,415,126)   (10,380,917)   (3,213,141)

Net loss for the period         (6,994,777)   (1,231,125)   (11,014,828)   (2,433,110)
---------------------------------------------------------------------------------------

Deficit, end of period         (21,395,745)   (5,646,251)   (21,395,745)   (5,646,251)
=======================================================================================
Net loss per common share            (0.22)        (0.20)         (0.35)       (0.21)
Weighted average number of
   common shares outstanding    32,049,806    12,191,759     31,077,935    11,428,319
=======================================================================================


The accompanying notes are an integral part of these financial statements.





295277.4

JAWS Technologies, Inc.

       CONSOLIDATED STATEMENTS OF LOSS AND DEFICIT AND COMPREHENSIVE LOSS
                   (all amounts are expressed in U.S. dollars)

                                 6 month period ended
                              -----------------------------
                                                           Year ended    Year ended   Period ended
                                June 30,      June 30,      December      December      December
                                  2000          1999        31, 1999      31, 1998      31, 1997
                                   $              $             $            $              $
                               (Unaudited)   (Unaudited)
-----------------------------------------------------------------------------------------------------

REVENUE
Consulting and product           2,768,095        10,180        573,255     27,042             --
revenue
Interest income                    176,248            --         18,791      2,026             --
-----------------------------------------------------------------------------------------------------
                                 2,944,343        10,180        592,046     29,068             --
-----------------------------------------------------------------------------------------------------

COSTS AND EXPENSES

Cost of sales                      880,111            --          2,066
                                                                                 --             --
Advertising and promotion        1,091,712       184,767        363,916    218,574        35,000
General and administration       9,089,266     1,502,594      5,587,833  1,574,453       101,274
Software development costs              --            --             --    909,003              --
-----------------------------------------------------------------------------------------------------
                                11,061,089     1,687,361      5,953,815  2,702,030       136,274

Loss before interest,
   financing fees, foreign
   exchange (gain)/loss,
   depreciation and
   amortization                 (8,116,746)   (1,677,181)    (5,361,769)(2,672,962)     (136,274)
Interest expense, financing
   fees and debt discount           14,789       705,814      1,587,237    389,715              --
Foreign exchange (gain)/loss       (69,618)       12,997        (12,452)      (431)             --
Depreciation                       208,828        37,118        104,836     14,041           580
Amortization                     2,744,083            --        126,386         --              --
-----------------------------------------------------------------------------------------------------

Net loss for the period        (11,014,828)   (2,433,110)    (7,167,776)(3,076,287)     (136,854)

Other comprehensive loss
Foreign currency translation       (82,657)     (118,696)      (172,875)    (8,842)             --
   adjustment
-----------------------------------------------------------------------------------------------------

Comprehensive loss             (11,097,485)   (2,551,806)    (7,340,651)(3,085,129)     (136,854)
-----------------------------------------------------------------------------------------------------

Deficit, beginning of period   (10,380,917)   (3,213,141)    (3,213,141)  (136,854)             --

Net loss for the period        (11,014,828)   (2,433,110)    (7,167,776)(3,076,287)     (136,854)
-----------------------------------------------------------------------------------------------------

Deficit, end of period         (21,395,745)   (5,646,251)   (10,380,917)(3,213,141)     (136,854)
=====================================================================================================

Net loss per common share            (0.35)       (0.21)         (0.50)      (0.42)        (0.03)
Weighted average number of
   common shares outstanding    31,077,935    11,428,319     14,342,053  7,405,421     4,000,000
=====================================================================================================

The accompanying notes are an integral part of these financial statements. Period ended December 31, 1997 consists of the period from the date of incorporation on January 27, 1997 to December 31, 1997.




295277.4

JAWS Technologies, Inc.

       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                   (all amounts are expressed in U.S. dollars)


                                                                                   Accumulated
                                                                   Additional         Other
                                          Shares     Par Value      Paid in       Comprehensive        Accumulated         Total
                                                                    Capital            Loss              Deficit
                                            #            $             $                 $                   $               $
-----------------------------------------------------------------------------------------------------------------------------------

Balance January 27, 1997                      --           --               --         --                      --              --
Issuance of common stock for cash      4,000,000        4,000           56,000         --                      --          60,000
Share issue costs                             --           --          (24,350)        --                      --         (24,350)
Loss for the year                             --           --               --         --                (136,854)       (136,854)
-----------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1997              4,000,000        4,000           31,650         --                (136,854)       (101,204)
-----------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock for services    400,000          400          199,600         --                  --             200,000
Issuance of common stock on
   acquisition of subsidiary           1,500,000        1,500          838,248         --                  --             839,748
Issuance of common stock for cash      2,800,000        2,800        1,017,200         --                  --           1,020,000
Warrants issued with issuance of
   convertible debentures                    --            --          342,857         --                  --             342,857
Equity component of convertible
   debentures                                --            --          118,462         --                  --             118,462
Equity component of financing fees           --            --          (35,760)        --                  --             (35,760)
Issue of common stock upon
   conversion of convertible
   debentures                          1,912,317        1,912          211,886         --                  --             213,798
Financing fees associated with
   converted debentures                       --           --          (21,117)        --                  --             (21,117)
Share issue costs                             --           --          (65,314)        --                  --             (65,314)
Loss for the year                             --            --           --            (8,842)         (3,076,287)     (3,085,129)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998            10,612,317       10,612        2,637,712         (8,842)         (3,213,141)       (573,659)
-----------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock for cash      7,233,132        7,233       13,340,344         --                  --          13,347,577
Share issue costs                             --           --         (988,477)        --                  --            (988,477)
Equity component of convertible               --           --          617,867         --                  --             617,867
   debentures
Equity component of financing fees            --           --         (143,356)        --                  --            (143,356)
Warrants issued with issuance of
   convertible debentures                     --           --          341,538         --                  --             341,538
Issuance of common stock for services    360,547          360          309,379         --                  --             309,739
Exercise of employee stock options        15,000           15            2,235         --                  --               2,250
Issuance of stock options recorded
   as compensation                            --            --         810,000         --                  --             810,000
Issuance of common stock for
   settlement of debt                  3,215,355        3,215        1,493,076         --                  --           1,496,291
Issuance of common stock for cash as
   a result of exercise of warrants    1,428,572        1,429          398,571         --                  --             400,000
Issuance of common stock for
   settlement of warrants                751,648          752          258,193         --                  --             258,945
Issuance of common stock on
   acquisition of subsidiary           1,385,546        1,386        2,354,042         --                  --           2,355,428
Issuance of common stock on
   acquisition of assets                  38,071           38          267,982         --                  --             268,020
Loss for the year                            --            --           --           (172,875)         (7,167,776)     (7,340,651)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999            25,040,188       25,040       21,699,106       (181,717)        (10,380,917)     11,161,512
-----------------------------------------------------------------------------------------------------------------------------------


295277.4




                                                                                   Accumulated
                                                                   Additional         Other
                                          Shares     Par Value      Paid in       Comprehensive        Accumulated         Total
                                                                    Capital            Loss              Deficit
                                            #            $             $                 $                   $               $
                                       1,388,238        1,388        6,498,625         --                  --           6,500,013
Issuance of common stock for cash
Share issue costs                                                     (545,501)         --                 --            (545,501)
Exercise of employee stock options       407,000          408          133,596          --                 --             134,004
Issuance of common stock for cash as
   a result of excersise of warrants   1,229,261        1,229        1,507,791          --                 --           1,509,020
Stock options exercised for no
   consideration                         590,475          590             (590)         --                 --                  --
Issuance of common stock for services     81,875           82          504,918          --                 --             505,000
Issuance of common stock on
   acquisition of subsidiaries         5,396,643        5,396       16,806,969          --                 --          16,812,365
Loss for the year                            --            --           --             (82,657)       (11,014,828)    (11,097,485)

-----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2000                34,133,680       34,133       46,604,914        (264,374)       (21,395,745)    (24,978,928)
===================================================================================================================================

The accompanying notes are an integral part of these financial statements







295277.4

JAWS Technologies, Inc.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (all amounts are expressed in U.S. dollars)


                                                       3 month period ended           6 month period ended
                                                   -------------------------------------------------------------

                                                     June 30,        June 30,       June 30,       June 30,
                                                       2000            1999           2000           1999
                                                         $              $               $              $
                                                    (Unaudited)     (Unaudited)    (Unaudited)    (Unaudited)
----------------------------------------------------------------------------------------------------------------

Cash flows used in operating activities
Net loss for the period                              (6,994,777)    (1,231,125)    (11,014,828)    (2,433,110)
Adjustments to reconcile loss to cash flows used
   in operating activities:
   General and administration expense not
     involving the payment of cash                           --             --              --             --
   Depreciation                                         147,003         25,668         208,828         37,118
   Amortization                                       1,742,643             --       2,744,083             --
   Non cash consulting fees                             341,640             --         341,640             --
   Non cash compensation expense                             --             --              --             --
   Non-cash interest expense and amortization of
     deferred financing fees and debt discount               --        255,153              --        701,786
   Software development costs                                --             --              --             --
   Non-cash financing fees                                   --             --              --             --
Foreign exchange (gain)/loss                            105,947          3,068         (69,618)        12,997
Changes in non-cash working capital balances           (283,789)      (236,958)       (547,086)       251,909
----------------------------------------------------------------------------------------------------------------
                                                     (4,941,333)    (1,184,194)     (8,336,981)    (1,429,300)
----------------------------------------------------------------------------------------------------------------


Cash flows used in investing activities
Purchase of equipment and leasehold improvements       (966,723)      (217,471)     (1,378,690)      (454,111)
Proceeds/(purchase) of term deposits                    409,476             --         403,235             --
Purchases of subsidiaries                            (1,225,001)            --      (1,042,469)            --
Purchase of investment                                       --             --         (20,000)            --

----------------------------------------------------------------------------------------------------------------
                                                     (1,782,248)      (217,471)     (2,037,924)      (454,111)
----------------------------------------------------------------------------------------------------------------

Cash flows generated by financing activities
Proceeds from the issuance of common stock, net
   of issue costs                                     3,913,315      2,871,800       7,597,544      2,973,300
Repayment of stockholder advances                            --         (9,533)             --        (59,496)
Proceeds from stockholder advances                           --          3,095              --             --
Proceeds on issue of convertible debenture                   --        600,000              --      1,100,000
Financing fees on issue of convertible debenture             --        (60,000)             --       (110,000)

----------------------------------------------------------------------------------------------------------------
                                                      3,913,315      3,405,362       7,597,544      3,903,804
----------------------------------------------------------------------------------------------------------------

Increase/(decrease) in cash                          (2,810,266)     2,003,697      (2,777,361)     2,020,393
Cash and cash equivalents, beginning of period        8,463,606         50,428       8,430,701         33,732
----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period              5,653,340      2,054,125       5,653,340      2,054,125
================================================================================================================

Cash and cash equivalents consists of cash, term deposits with maturities less than 30 days, and bank indebtedness
The accompanying notes are an integral part of these financial statements






295277.4

JAWS Technologies, Inc.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (all amounts are expressed in U.S. dollars)


                                                       6 month period ended
                                                   -------------------------------
                                                                                   Year ended    Year ended      Period ended
                                                     June 30,        June 30,      December 31    December 31     December 31,
                                                       2000            1999           1999           1998           1997
                                                         $              $              $             $                $
                                                    (Unaudited)     (Unaudited)
----------------------------------------------------------------------------------------------------------------------------------

Cash flows used in operating activities
Net loss for the period                             (11,014,828)    (2,433,110)     (7,167,776)   (3,076,287)     (136,854)
Adjustments to reconcile loss to cash flows used
   in operating activities:
   General and administration expense not
     involving the payment of cash                           --             --          99,839       200,000            --
   Depreciation                                         208,828         37,118         104,836        14,041           580
   Amortization                                       2,744,083             --         126,386            --            --
   Non cash consulting fees                             341,640             --              --            --            --
   Non cash compensation expense                             --             --         810,000            --            --
   Non-cash interest expense and amortization of             --
     deferred financing fees and debt discount                         701,786       1,129,709       386,846            --
   Software development costs                                --             --              --       909,003            --
   Non-cash financing fees                                   --             --         447,187            --            --
Foreign exchange (gain)/loss                            (69,618)        12,997         (12,452)         (431)           --
Changes in non-cash working capital balances           (547,086)       251,909         279,193       439,422        25,476
----------------------------------------------------------------------------------------------------------------------------------
                                                     (8,336,981)    (1,429,300)     (4,183,078)   (1,127,406)     (110,798)
----------------------------------------------------------------------------------------------------------------------------------

Cash flows used in investing activities
Purchase of equipment and leasehold improvements     (1,378,690)      (454,111)       (636,267)     (115,153)       (2,900)
Proceeds/(purchase) of term deposits                    403,235             --        (431,729)           --            --
Purchases of subsidiaries                            (1,042,469)            --         (30,656)        1,380            --
Purchase of investment                                  (20,000)            --              --            --            --
----------------------------------------------------------------------------------------------------------------------------------
                                                     (2,037,924)      (454,111)     (1,098,652)     (113,773)       (2,900)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                        --
Cash flows generated by financing activities                                                                            --
Proceeds from the issuance of common stock, net
   of issue costs                                     7,597,544      2,973,300      12,761,350       954,686        35,650
Repayment of stockholder advances                            --        (59,496)        (72,651)      (78,159)           --
Proceeds from stockholder advances                           --             --              --        20,273        78,159
Proceeds on issue of convertible debenture                   --      1,100,000       1,100,000       420,000            --
Financing fees on issue of convertible debenture             --       (110,000)       (110,000)      (42,000)           --
----------------------------------------------------------------------------------------------------------------------------------
                                                      7,597,544      3,903,804      13,678,699     1,274,800       113,809
----------------------------------------------------------------------------------------------------------------------------------

Increase/(decrease) in cash                          (2,777,361)     2,020,393       8,396,969        33,621           111
Cash and cash equivalents, beginning of period        8,430,701         33,732          33,732           111            --
----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period              5,653,340      2,054,125       8,430,701        33,732           111
==================================================================================================================================

Cash and cash equivalents consists of cash, term deposits with maturities less than 30 days, and bank indebtedness
The accompanying notes are an integral part of these financial statements
Period ended December 31, 1997 consists of the period from the date of incorporation on January 27, 1997 to December 31, 1997.







295277.4

June 30, 2000 (unaudited)

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

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, JAWS Technologies, Inc. (Nevada), JAWS
Technologies Inc., an Alberta, Canada corporation ("JAWS Alberta"), JAWS Technologies (Ontario) Inc. an Ontario, Canada corporation ("JAWS Ontario"), JAWS Technologies (Delaware) Inc., a Delaware corporation ("JAWS Delaware"), and Offsite Data Services Ltd., operating as JAWS Secure Network Storage Division, an Alberta, Canada corporation ("Offsite"), after elimination of intercompany accounts and transactions.

Effective July 1, 2000 JAWS Technologies Inc., an Alberta, Canada corporation ("JAWS Alberta"), JAWS Technologies (Ontario) Inc. an Ontario, Canada corporation ("JAWS Ontario"), and Offsite Data Services Ltd., operating as JAWS Secure Network Storage Division, an Alberta, Canada corporation, were amalgamated to into one company: JAWS Technologies Inc., an Alberta, Canada corporation.

Effective July 7, 2000 JAWS Technologies, Inc. (Nevada) migrated to the State of Delaware and is now subject to corporate laws of Delaware.

The Company has experienced net losses over the past three years and, as of June 30, 2000, has an accumulated deficit of $21,395,745. Such losses are attributable to both cash losses and losses resulting from costs incurred in the development of the Company's services and infrastructure and non-cash interest and amortization charges. The Company expects operating losses to continue for the foreseeable future as it continues to develop and promote its services, and establish its business, while working towards profitability. Accordingly, the Company will be dependent upon obtaining additional financing to maintain its continuing operations and rapid development.

2.  SIGNIFICANT ACCOUNTING POLICIES

The financial statements have, in management's opinion, been properly prepared in accordance with accounting principles generally accepted in the United States.

Interim Reporting

The accompanying unaudited consolidated interim financial statements for 2000 and 1999 have been prepared in accordance with generally accepted accounting principles for interim financial statement information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period.

Use of estimates


295277.4

Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which would affect the amount of recorded assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

Cash, cash equivalents and term deposits, and bank indebtedness

Cash and cash equivalents include cash and highly liquid investments with insignificant interest rate risk and with original maturities of one month or less when purchased. Bank indebtedness represents bank overdrafts on the Company's chequing accounts. The Company invests its excess cash in term deposits maintained primarily in Canadian financial institutions in an effort to preserve principal and to maintain safety and liquidity.

Term deposits include investments with original maturities exceeding one month when purchased.

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


295277.4

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

Intangible assets

Employee and Consultants Base

The employee and consultants base recorded on the acquisition of Pace, SDTC, Offsite, Nucleus and Doctorvillage.com are recorded at cost and are being amortized on a straight-line basis over three years.

Goodwill

Goodwill is recorded at cost and is being amortized on a straight-line basis over three years.

The recoverability of employee and consultants bases and goodwill are assessed periodically based on management estimates of undiscounted future operating income from each of the acquired businesses to which the goodwill relates.

Software development

Software development costs are expensed when technological feasibility has not yet been established. Subsequent to establishing technological feasibility, such costs are capitalized until the commencement of commercial sales.

Revenue recognition

Product Revenue

Revenue from selling encryption software and revenue from the sale and installation of computer software and hardware is recognized at the point of delivery.

Consulting Revenue

Revenue from information technology services and outsourcing contracts is recognized when the service is rendered.

Advertising

Advertising costs are expensed as incurred.

Financing fees


295277.4

Financing fees associated with that portion of the convertible debentures classified as debt were deferred and amortized straight-line over the life of the debentures. Financing fees associated with that portion of the convertible debentures classified as additional paid in capital was charged to that account.

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

Transactions denominated in foreign currencies are translated at the exchange rate on the transaction date. Foreign currency denominated monetary assets and liabilities are translated at exchange rates in effect of the balance sheet date. The resulting exchange gains and losses on these items are included in net earnings.

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

3.  ACQUISITIONS

a. JAWS Alberta

On February 10, 1998 the Company issued 1,500,000 restricted common shares with an ascribed value of $1,200,000 CDN ($839,748 USD), as well as options to purchase 400,000 shares of its restricted common stock at $0.50 per share in exchange for all of the outstanding common stock of JAWS Alberta. The options issued in connection with the acquisition have been ascribed no value. JAWS Alberta was a development stage company which at the time of acquisition was in the process of creating a new encryption software product. The acquisition has been accounted for by the purchase method.


295277.4

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

                                                         $
-----------------------------------------------------------------

Net assets acquired
Non-cash working capital                                (5,087)
Software under development                             909,003
Equipment                                                2,891
Due to stockholders                                    (54,443)
-----------------------------------------------------------------
Net assets acquired, excluding cash                    852,364
Acquisition costs                                      (13,996)
Cash acquired                                            1,380
-----------------------------------------------------------------
Net assets acquired for common stock                   839,748
=================================================================

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

b. Pace Systems Group Inc. ("Pace")

Effective November 3, 1999, the Company issued 1,385,546 exchangeable common shares at $1.70 per share, which are exchangeable into 1,385,546 common shares of the Company, in exchange for all of the outstanding common stock of Pace. In addition, there is contingent consideration payable of 346,386 exchangeable common shares subject to the achievement of certain targets. Fifty percent of the additional share consideration will be released if on the 12 month anniversary date of the effective date, actual gross revenues equal or exceed $2,000,000 CDN. ($1,377,505 USD) for the previous 12 month period. The remaining additional share consideration will be released if, on the 24 month anniversary date of the effective date, actual revenues for the previous twelve months equal or exceed $2,000,000 CDN. ($1,377,505 USD). The additional consideration has not been reflected in these consolidated financial statements, as the outcome of the contingent share consideration cannot be reasonably determined at this time. The additional share consideration will be recorded as employee and consultants base and goodwill as it becomes payable.

The acquisition was accounted for using the purchase method. The purchase price has been allocated to the net assets based on their estimated fair values as follows:

                                                         $
--------------------------------------------------------------------

Employee and consultants base                        1,193,042
Goodwill                                             1,193,042
--------------------------------------------------------------------
Net assets acquired                                  2,386,084
====================================================================


295277.4

Consideration:
  1,385,546 common stock                             2,355,428
  Acquisition costs                                     30,656
--------------------------------------------------------------------
Total Consideration                                  2,386,084
====================================================================



The operating results of the acquired company are included in the consolidated statements of loss, deficit and comprehensive loss from the date of acquisition.

c. Secure Data Technologies Corporation ("SDTC")

Effective December 31, 1999 the Company purchased substantially all of the assets of SDTC for a total purchase price of $525,234, through the Company's wholly-owned subsidiary JAWS Delaware. SDTC was incorporated in December 1998 and had no material operations prior to January 1, 1999. The purchase price provided for a promissory note of $257,214 and 38,071 common shares, noticed for issuance, at $7.04 per share, totalling $268,020, as well as contingent consideration of an additional 9,516 common shares subject to the achievement of certain targets. The issuance of 9,516 common stock is dependent upon achieving revenues equal to the greater of $200,000 per employee, or a minimum of $1,200,000, for the fiscal year 2000 only. The additional consideration has not been reflected in these consolidated financial statements, as the outcome of the contingent share consideration cannot be reasonably determined at this time. The additional share consideration will be recorded as employee and consultants base and goodwill as it becomes payable.

The acquisition was accounted for using the purchase method. The purchase price has been allocated to the assets based on their estimated fair values as follows:

                                                         $
--------------------------------------------------------------------

Equipment                                              155,932
Employee and consultants base                          184,651
Goodwill                                               184,651
--------------------------------------------------------------------
Net assets acquired                                    525,234
====================================================================

Consideration:
  38,071 common stock                                  268,020
  Promissory note                                      257,214
--------------------------------------------------------------------
Total Consideration                                    525,234
====================================================================

The operating results of the acquired company are included in the consolidated statements of loss, deficit and comprehensive loss from the effective date of acquisition.

d. Offsite Data Services Ltd. ("Offsite")

Effective January 29, 2000, the Company acquired 96% of the issued and outstanding shares of Offsite Data Services Ltd., a company incorporated in the Province of Alberta, Canada, in exchange for 5,056,799 exchangeable shares of the Company with an ascribed value of $13,630,734 and 93% of the outstanding Offsite warrants in exchange for 1,389,800 warrants.

Prior to March 31, 2000, the Company acquired the remaining issued and outstanding shares of Offsite pursuant to the compulsory acquisition provisions in exchange for 196,987 exchangeable shares of the Company, with an ascribed value of $531,865. 889,800 of the total warrants entitle the holder to acquire
0.3524 of one of the Company's common shares at $0.40 CDN. ($0.28 USD) up to March 15, 2000. Prior to expiry of these warrants,


295277.4

843,023 were exercised for 297,073 exchangeable shares of the Company and 46,777 expired. Exchangeable shares have economic rights, including the right to any dividend and voting attributes equivalent to the Company's common stock. The holders of the exchangeable shares have the right to receive Company common stock on a one for one basis. The cash received from the exercised warrants was $337,209 CDN. ($232,654 USD). The remaining 500,000 warrants entitle the holder to acquire 0.3524 of one of the Company's common shares for prices ranging from $0.50 CDN. ($0.34 USD) to $0.55 CDN. ($0.38 USD) up to September 29, 2001. In
addition, 910,584 stock options to purchase shares of Offsite have been exchanged for 910,584 stock options to purchase shares of the Company. The options entitle the holder to purchase 0.3524 of an exchangeable share of the Company, at a price of $0.25 CDN. ($0.17 USD) and expire on March 15, 2004. A value of $1,649,625 has been ascribed to the warrants and options acquired on the acquisition.

The acquisition has been accounted for using the purchase method. The purchase price has been allocated to the net assets acquired based on their estimated fair values, as follows:

                                                                $
-------------------------------------------------------------------------

Cash acquired                                                304,508
Other net assets acquired                                    125,201
Employee and consultants base                              7,752,245
Goodwill                                                   7,752,246
-------------------------------------------------------------------------
Net assets acquired                                       15,934,200
=========================================================================

Consideration:
 5,253,786 common stock                                   14,162,599
 Value of warrants and options exchanged                   1,649,625
 Acquisition costs                                           121,976
-------------------------------------------------------------------------
Total Consideration                                       15,934,200
=========================================================================

The operating results of the acquired company are included in the consolidated statement of loss, deficit and comprehensive loss from the date of acquisition.

e. Nucleus Consulting Inc.

On April 20,2000, the Company purchased 100% of the outstanding common shares of Nucleus Consulting, Inc. (Nucleus), a company incorporated in the State of Illinois, USA, in exchange for $250,000 and 142,857 shares of the Company with an ascribed value of $1,000,000. Nucleus provides consulting services related to data networking, telephony and mobile communications. There was also cash consideration paid of $750,000 into a trust to be released on the third, sixth and nine month anniversaries of the closing of the transaction. In addition there is contingent share consideration of 285,714 common shares of the Company at an ascribed value of $7.00 per share. Half of the common share consideration will be released if the actual revenues and earnings before interest and taxes for the year ended April 20, 2001 equal or exceed $3,500,000 and $800,000 respectively and the remaining share consideration will be released if actual revenues and earnings for the year ended April 20, 2002 equal or exceed $5,250,000 and $1,200,000 respectively. The contingent share consideration has not been reflected in these consolidated financial statements, as the outcome of the contingent share consideration cannot be reasonably determined at this time. The additional share consideration will be recorded as employee and consultants base and goodwill as it becomes payable.

The acquisition has been accounted for using the purchase method. The purchase price has been allocated to the net assets based on their estimated fair values as follows:

                                                                   $
------------------------------------------------------------------------

Employee & consultants base                              1,083,833


295277.4

Goodwill                                                  1,083,834
Other net assets acquired                                   132,333
------------------------------------------------------------------------
                                                          2,300,000
------------------------------------------------------------------------

Consideration:
142,857 common stock                                      1,000,000
Cash                                                      1,000,000
Acquisition costs                                           300,000
------------------------------------------------------------------------
Total Consideration                                       2,300,000
------------------------------------------------------------------------

The operating results of the acquired Company are included in the consolidated financial statements of loss, deficit and comprehensive loss from the date of acquisition.

f.  Doctorvillage.com Inc.

On May 3, 2000 the Company purchased the intellectual assets and operations of Doctorvillage.com Inc. in exchange for $100,000 cash, payable in installments and 20,000 common shares of the Company at an ascribed value of $5.00 per share. At June 30, 2000 outstanding installments amounted to $50,000 and the common shares were not yet issued. Accordingly, these amounts have been recorded in accounts payable. Subsequent to June 30, 2000, these shares were issued. In addition, there is contingent consideration of 60,000 common shares of the Company at an ascribed value of $5.00 per share. This consideration will be released over 36 months commencing on April 1, 2001, subject to continuing employment conditions. This additional consideration, which will be recorded as compensation expense, has not been reflected in these consolidated financial statements as the outcome of the contingent share consideration cannot be reasonably determined at this time.

The acquisition was accounted for using the purchase method.
                                                                       $
-------------------------------------------------------------------------

Goodwill                                                    200,000
------------------------------------------------------------------------
                                                            200,000
========================================================================

Consideration:
20,000 common stock                                         100,000
Cash                                                        100,000
------------------------------------------------------------------------
Total Consideration                                         200,000
========================================================================

g.  Proforma results

The following pro forma results of operations give effect to the acquisitions of Pace, SDTC, Offsite, Nucleus and DoctorVillage.com as if the transactions had occurred January 1, 2000 and 1999 and includes the amortization of goodwill and employee and consultants base calculated on a straight-line basis over a period of 3 years.

                                  6 month period ended                  Year ended
                             ----------------------------------------------------------------
                                June 30,         June 30,      December 31,     December 31,
                                  2000             1999            1999             1998
                                   $                $               $                $
---------------------------------------------------------------------------------------------
REVENUE                          3,468,066        3,748,933       1,856,302       1,772,285
---------------------------------------------------------------------------------------------

EXPENSES
Cost of sales                    1,023,777        2,518,329       2,209,205       1,604,394


295277.4

Other costs and expenses        13,605,350        2,700,976      14,250,474       8,683,076
---------------------------------------------------------------------------------------------
                                14,629,127        5,219,305      16,459,679      10,287,470
---------------------------------------------------------------------------------------------

Net loss                       (11,161,061)      (1,470,372)    (14,603,377)     (8,515,185)
---------------------------------------------------------------------------------------------

Net loss per common share            (0.36)           (0.13)        (1.02)           (1.15)
---------------------------------------------------------------------------------------------

4. TERM DEPOSITS

The term deposits are on deposit with a Canadian Chartered Bank. The deposits, have been pledged as collateral for certain corporate credit cards, and as such are not available for the Company's general use.

5. INVESTMENT

On January 6, 2000, the Company exercised their option to purchase 2,000,000 of Cobratech Industries Inc. common shares (25% of Cobratech) for $20,000, and granted Cobratech the exclusive right to market and sell the Company's products in Asia for a four year period commencing on October 19, 1999. The Company will receive a 25% royalty on all products sold by Cobratech. No royalties have been received to date. As Cobratech has issued additional common shares since January 6, 2000, JAWS currently holds less than 20% of the outstanding Cobratech common shares. Accordingly, this investment has been recorded at cost.

6. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

                                      --------------------------------------------------------------------------

                                                June 30                              December 31
                                      ----------------------------- -------------- -----------------------------
                                          2000           1999           1999              1998        1997
                                           $               $              $                 $           $
----------------------------------------------------------------------------------------------------------------
Security equipment                         28,912              --         26,106              --           --
Furniture and fixtures                    557,245         196,030        206,785          31,758        3,480
Computer hardware                       1,353,915         104,331        367,301          47,371           --
Computer software for internal use         88,624          31,666         32,703          13,162           --
Leasehold improvements                    533,653         138,700        184,637              --           --
----------------------------------------------------------------------------------------------------------------
                                        2,562,349         470,727        817,532          92,291        3,480
----------------------------------------------------------------------------------------------------------------
Less accumulated depreciation             327,125          50,579        118,297          13,461        1,160
----------------------------------------------------------------------------------------------------------------
Net book value                          2,235,224         420,148        699,235          78,830        2,320
================================================================================================================


295277.4

7. INTANGIBLE ASSETS


                                                             June 30, 2000
                                         ----------------------------------------------------
                                                             Accumulated     Net Book Value
                                              Cost          amortization
                                                $                 $                 $
--------------------------------------------------------- ------------------ ----------------

Employee and consultants base                 10,213,771         1,429,678         8,784,093

Goodwill                                      10,413,773         1,440,791         8,972,982

--------------------------------------------------------- ------------------ ----------------
                                              20,627,544         2,870,469        17,757,075
=============================================================================================


                                         ----------------------------------------------------

                                                             December 31,
                                                                 1999
                                         ----------------------------------------------------
                                                             Accumulated     Net Book Value
                                              Cost          amortization
                                                $                 $                 $
---------------------------------------------------------------------------------------------

Employee and consultants base               1,377,693            63,193         1,314,500
Goodwill                                    1,377,693            63,193         1,314,500
---------------------------------------------------------------------------- ----------------
                                            2,755,386           126,386         2,629,000
=============================================================================================

8.  Share Capital

Authorized
    95,000,000 common shares at $0.001 par value, including exchangeable shares 5,000,000 preferred shares at $0.001 par value

Common stock issued

During second quarter 2000, 81,875 (1999 - 0, 1998 - 400,000) restricted common shares were issued for services provided by two consultants. The shares were recorded at their estimated fair value of $505,000 (1999 - $0, 1998 - $200,000).

During second quarter 2000, 178,070 restricted common shares with a value of $812,355 were issued to a director and 178,070 common shares with a value of $812,355 were issued to a shareholder for services in relation to the establishment of the capital structure of the Company. 234,335 common shares with a value of $1,794,069 were issued to a shareholder as a result of the exercise of 250,000 stock options for no consideration. The number of shares issued was reduced from the number of shares originally granted in exchange for receiving no cash. Shareholder's additional paid in capital has been reduced by $590 net.

During 1999, the Company issued 141,000 and 11,999 common shares at $1.34 and $0.90 per common share respectively for a total of $199,739 in settlement of trade payables.

During 1999, the Company issued 207,548 common shares as per the contracted terms, at $0.53 per common share or $110,000 for settlement of amounts outstanding to two directors for services provided. The expense has been included in general and administration expense [See note 9].


295277.4

Common stock held in escrow

Effective November 3, 1999, the Company placed 1,385,546 common shares in escrow relating to the acquisition of Pace.

Options

The Company is authorized to grant employees options to purchase up to an aggregate of common stock not in excess of 20% of the common stock issued and outstanding, at prices based on the market price of the shares as determined on the date of grant.

                                                                         Weighted average
                                      Number of Options  Price per share  exercise price
                                                                 $              $
Outstanding at December 31, 1997             --                --             --

---------------------------------------------------------------------------------------
Granted                                    1,667,000      0.15 - 0.69       0.41
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------
Outstanding at December 31, 1998           1,667,000      0.15 - 0.69       0.41
---------------------------------------------------------------------------------------
Granted                                    2,371,725      0.37 - 7.56       2.33
Exercised                                    (15,000)            0.15       0.15
Cancelled                                    (85,267)     0.15 - 0.98       0.41
---------------------------------------------------------------------------------------
Outstanding at December 31, 1999           3,938,458      0.15 - 7.56       3.02
---------------------------------------------------------------------------------------
Granted                                    1,167,157      3.28 - 13.25      6.20
Exercised                                   (641,335)     0.15 - 0.75       0.38
Cancelled                                   (101,980)     0.48 - 7.88       1.92
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------
Outstanding at June 30, 2000               4,362,300      0.15 - 13.25      2.82
=======================================================================================


The weighted average remaining contractual life and weighted average exercise price of options outstanding and of options exercisable as of June 30, 2000 were as follows:

                             Options outstanding                                         Options exercisable
------------------------------------------------------------------------------- --------------------------------------
                                           Weighted
                                            average             Weighted                              Weighted
       Range of          Number of         remaining             average                               average
       exercise           options          contractual          exercise            Shares            exercise
        Prices           outstanding       life (years)           price           exercisable           price
         $                                                           $                                     $
--------------------- ------------------ ------------------- ------------------ ------------------ -------------------
    0.32 - 0.37            211,499              4.21               0.34              39,167               0.33
    0.48 - 0.87           1,344,500             3.28               0.62             1,045,167             0.59
    1.44 - 2.72           1,448,242             2.84               1.85             1,244,293             1.78
    3.28 - 8.00           1,162,929             3.83               5.80                --                 --
    8.56 - 13.25           195,130              3.69               10.06               --                 --
--------------------- ------------------ ------------------- ------------------ ------------------ -------------------

The fair value of each option granted to date is estimated on the date of grant using the Black Scholes option-pricing model with the following assumptions: expected volatility of 146% (December 31, 1999 - 151%; June 30, 1999 - 153%; December 31, 1998 - 153%), risk-free interest rate of 6.09% (December 31, 1999 - 4.87%; June 30, 1999 - 4.0%; December 31, 1998 - 4.0%); no payment of common share dividends for all years; and expected life of 3 years (December 31, 1999 - 3 years; June 30, 1999 - 10 years; December 31, 1998 - 10 years). Had compensation cost for these plans been determined based upon the fair value at grant date, consistent with the methodology prescribed in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and net loss per common share for the period ended June 30, 2000 would have been $11,740,100 and $0.38 respectively (December 31, 1999 - $9,121,253 and $0.64; June 30, 1999 - $1,303,187 and $0.12; December 31, 1998 -
$3,324,618 and $0.45 respectively).


295277.4

During 1999 the Company granted a total of 500,000 options to two officers of the Company at an exercise price of $1.88 per share which was calculated based on the previous three month's average price. The difference between the exercise price and the trading price on the day prior to the grant date, has been recognized as compensation expense for the year ended December 31, 1999.

The weighted average fair value of options granted during 2000 was $6.20 (1999 - $2.32; 1998 - $0.41).

Warrants issued

During 1998, the Company had entered into a Put Option agreement with an investor, which allowed the Company to require the investor to purchase up to 25,000,000 shares of the common stock of the Company. In addition, the investor was to be granted warrants to purchase up to 3,000,000 shares of common stock.

On April 26, 1999, the Company and the investor agreed to cancel the agreement in exchange for warrants to the investor to purchase up to 1,000,000 shares of common stock at an exercise price of $0.70 per share. The warrants expire April 15, 2002. On June 5, 2000, 150,000 common shares were issued in exchange for $105,000.

On June 21, 1999, the Company issued 1,000,000 share purchase warrants, which entitle the holder to purchase 1,000,000 common shares at $2.25 per share until June 30, 2001.

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

On June 22, 2000 the Company issued 240,000 share purchase warrants in connection with an issuance of 800,000 shares of common stock which entitle the holder to purchase one share of common stock at an exercise price of $5.00 per share. Each warrant will expire on June 22, 2005.

In addition, the holders received adjustable warrants to purchase a number of shares of common stock, at an exercise price of $0.001 per share. The number of common stock to be purchased will be determined pursuant to a formula that is applied at three separate 40 day adjustment periods commencing between the 150th and 240th day following June 22, 2000. At each adjustment date, the holders will be entitled to purchase under the adjustable warrants a number of common stock equal to 33.33% of the common stock purchased, multiplied by the difference between the quotient of $5.00 divided by .89 and the average of the 10 lowest closing bid prices for the company's common stock during the 40 trading day period preceding the applicable adjustment date.

9. RELATED PARTY TRANSACTIONS

Unless otherwise noted, all related party transactions have been recognized at their exchange amounts. Amounts due to/from related parties consist of the following amounts:


295277.4

                                          June 30,        December 31,    December 31,     December 31,
                                            2000             1999            1998             1997
                                             $                 $              $                $
------------------------------------------------------------------------------------------------------

Due from related parties
e-Financial Depot.com                       1,253,654             --               --             --
Oxford Capital Corp.                           70,619             --               --             --
Bankton Financial Corp.                            --             --               --             --
Futurelink Corp.                                   --          1,777           13,118             --
------------------------------------------------------------------------------------------------------
                                            1,324,273          1,777           13,118             --
------------------------------------------------------------------------------------------------------

Due to related parties
Supplies.com                                   20,334             --               --             --
Officers and stockholders                          --          4,821           43,588             --
Futurelink Corp.                              102,059         42,888           32,175             --
Willson Stationers Ltd.                            --             --            1,352             --
Directors                                     184,384        124,384          120,000             --
------------------------------------------------------------------------------------------------------
                                              306,777        172,093          197,115             --
------------------------------------------------------------------------------------------------------

Due to stockholders
Bankton Financial Corp.                           793             --           15,775             --
Cameron Chell                                   2,023          2,066            1,957             --
Hampton Park Ltd.                                  --             --           56,985             --
Other stockholder                                  --             --               --         78,159
------------------------------------------------------------------------------------------------------
                                                2,816          2,066           74,717         78,159
------------------------------------------------------- ----------------------------------------------

General and administration expense for the period ended June 30, 2000, includes June 30, 2000 - $231,562 (June 30, 1999 - $nil; December 31, 1999 - $84,420;
December 31, 1998 - $76,612; December 31, 1997 - $nil) in fees associated with computer services provided by Futurelink Corp., an entity of which certain shareholders were also shareholders of the Company. The Company provided sales to Futurelink Corp. during the period ended June 30, 2000 in the amount of June 30, 2000 - $nil (June 30, 1999 - $1,175; December 31, 1999 - $1,777; December
31, 1998 - $13,118; December 31, 1997 - $nil).

General and administration expenses for the period ended June 30, 2000, include $27,163 paid to eSupplies.com, an entity of which certain directors are also directors and officers of the Company.

Revenues for the period ended June 30, 2000 include $1,253,654 in respect of e-Financial Depot.com an entity in which certain directors were also directors and officers of the Company.

General and administration expenses for the period ended June 30, 2000, include June 30, 2000 - $nil (June 30, 1999 - $2,563; December 31, 1999 - $20,508;
December 31, 1998 - $8,035) paid to Willson Stationers Ltd., an entity of which certain directors were also directors and officers of the Company.

During the period ended June 30, 2000, the Company expensed fees of June 30, 2000 - $331,536 (December 31, 1999 - $22,714) associated with and for the benefit of the launch of IT Florida.com, a government sponsored taskforce, the chairman of which is also a director of the Company.

For the period ended June 30, 2000, general and administration expense includes June 30, 2000 - $nil (June 30, 1999 - $44,838; December 31, 1999 - $233,643;
December 31, 1998 - $198,168; December 31, 1997 - $nil) of management fees to officers and stockholders of the Company for services provided. General and administration


295277.4
for the period ended June 30, 2000 includes June 30, 2000 - $75,000 (June 30, 1999 - $60,000; December 31, 1999 - $124,384; December 31, 1998 - $33,333;
December 31, 1997 - $nil) of directors fees.

Due to stockholders represents advances received by the Company. The amount due to Hampton Park Ltd., a company owned by a stockholder, incurred interest at 8% per annum and was repaid in 1999. The remaining amount due to stockholders does not bear interest and has no set repayment terms.

General and administration expenses for the period ended June 30, 2000 include $499,587 of consulting services provided by stockholders. $341,640 of the amountwas settled in common stock of the Company on April 5, 2000 and April 6, 2000. The Company also issued common stock to prepay consulting fees of $163,360 for the period from July to November 2000.

The Company entered into an agreement to lease premises from a stockholder who is also an officer and director of the Company, commencing on November 1, 1998, for a five year term. The minimum rent is $9.44 per square foot per annum with 9,920 square feet of net rentable area. Additional rent is estimated at $4.86 per square foot of net rentable area per annum. The net rent expense recognized for the period ended June 30, 2000, that has been included in general and administration expense, was June 30, 2000 - $70,588 (June 30, 1999 - $5,986; December 31, 1999 - $129,611; December 31, 1998 - $3,991; December 31, 1997 -
$nil). The Company entered into a second lease agreement on April 1, 2000 to lease premises from a stockholder who is also an officer and director of the Company for a five year term. The minimum rent is $9.44 per square foot per annum with 11,445 square feet of net rentable area. Additional rent is estimated at $5.06 per square foot of net rentable area per annum. The net rent expense recognized for the period ended June 30, 2000 was $33,282.

Oxford Capital Corp. is an entity whose shareholders are also shareholders of the Company. For the period ended June 30, 2000, due from related parties includes of salaries, rent and office expense recoveries.

Bankton Financial Corp. is an entity whose shareholders are also shareholders of the Company.


295277.4

10.   CONVERTIBLE DEBENTURES


                                                         June 30,     December       December
                                                           2000       31, 1999       31, 1998
                                                             $            $              $
----------------------------------------------------------------------------------------------
Principal
Net balance outstanding, beginning of
period                                                         --        146,606           --
Funds advanced to date                                         --      1,100,000      420,000
Debentures converted during the
period                                                         --     (1,246,606)    (210,000)
----------------------------------------------------------------------------------------------
                                                               --             --      210,000
----------------------------------------------------------------------------------------------

Financing Fees
Fees paid on funds advanced to date                            --       (110,000)     (42,000)
Intrinsic  value associated with equity
component of debentures                                        --         33,329       11,760
Fees paid through issuance of warrants to
agent                                                          --       (341,538)     (85,714)
Intrinsic  value associated with equity
component of debentures                                        --        110,027       24,000
Amortization of financing fees to date                         --         75,601        5,158
Financing fees associated with debentures
converted to date                                              --             --       21,117
Amortization of financing fees on settlement
of debt                                                        --       (232,581)          --
----------------------------------------------------------------------------------------------
                                                               --             --      (65,679)
----------------------------------------------------------------------------------------------

Interest Expense
Accrued interest expense                                       --         77,323        2,285
Interest expense converted on settlement of
debt                                                           --        (77,323)          --
----------------------------------------------------------------------------------------------
Net balance outstanding, end of period                         --             --      146,606
==============================================================================================

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


295277.4

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

11.   EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share is net loss for the period divided by the weighted average number of common shares outstanding. The effect on earnings
(loss) per share of the exercise of options and warrants, and the conversion of the convertible debentures is anti-dilutive.

The following table sets forth the computation of earnings (loss) per common share:

                                        6 month period ended                          Year ended
----------------------------------------------------------------------------------------------------------------

                                   June 30,         June 30,        December         December       December
                                    2000             1999           31, 1999         31, 1998        31, 1997
                                     $                 $                $               $               $
----------------------------------------------------------------------------------------------------------------

Net loss                         (11,014,828)       (2,433,110)     (7,167,776)      (3,076,287)     (136,854)
----------------------------------------------------------------------------------------------------------------

Basic and diluted loss per
 common share:
Weighted average number of
 common shares outstanding        31,077,935        11,428,319      14,342,053        7,405,421     4,000,000
----------------------------------------------------------------------------------------------------------------
Net loss per common share -
 basic and diluted                     (0.35)            (0.21)         (0.50)            (0.42)        (0.03)
================================================================================================================


295277.4

12.   INCOME TAXES

The income tax benefit differs from the amount computed by applying the U.S. federal statutory tax rates to the loss before income taxes for the following reasons:

                                                    6 month period ended                       Year ended
----------------------------------------------------------------------------------------------------------------------

                                                  June 30,     June 30,      December        December       December
                                                    2000          1999       31, 1999        31, 1998       31, 1997
                                                      $             $           $               $              $
----------------------------------------------------------------------------------------------------------------------
                                                    (34%)        (34%)          (34%)           (34%)          (34%)

Income tax benefit at U.S. statutory rate         (3,745,042)  (827,257)     (2,437,044)     (1,045,938)     (46,530)
Increase (decrease) in taxes resulting
   from:
   Change in deferred tax asset valuation
      allowance                                    3,208,466    730,684       2,500,670       1,106,172       46,530

   Non-deductible expenses                         1,071,614    251,741         322,810         128,162           --
   Foreign tax rate differences                     (534,344)  (154,568)       (368,588)       (188,396)          --

   State tax rate differences                        (52,815)        --           1,508              --           --
   Federal tax rate differences on opening
   assets
                                                      36,534         --              --              --           --
   Income not previously recognized                       --         --           2,439              --           --
   Foreign exchange                                   15,587         --         (21,795)             --           --
----------------------------------------------------------------------------------------------------------------------
Income tax benefit                                        --         --              --              --           --
======================================================================================================================

For financial reporting purposes, loss before income taxes includes the following components:

                                                    6 month period ended                            Year ended
----------------------------------------------------------------------------------------------------------------------

                                                   June 30,    June 30,      December        December       December
                                                     2000        1999         31, 1999       31, 1998       31, 1997
                                                      $            $             $              $              $
----------------------------------------------------------------------------------------------------------------------

Pre-tax loss:
   United States                                  (2,717,569)  (1,455,464)   (3,697,076)     (1,302,313)    (136,854)
   Foreign                                        (8,297,259)    (977,646)   (3,470,700)     (1,773,974)          --
----------------------------------------------------------------------------------------------------------------------
                                                 (11,014,828)  (2,433,110)   (7,167,776)     (3,076,287)    (136,854)
======================================================================================================================

Future income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company's future tax assets are as follows:

                                                      June 30,         December        December      December
                                                        2000           31, 1999        31, 1998      31, 1997
                                                         $                $               $             $
---------------------------------------------------------------------------------------------------------------

Future tax assets:
   Net operating loss carryforwards                  6,137,939        3,209,318         697,768           --
   Start-up costs                                       24,041           28,694          37,999       46,333
   Depreciation                                        173,191           45,549           5,807           --


295277.4

   Organization costs                                      690              591             394          197
   Debt issue costs                                         --               --           5,137           --
    Finance costs                                      171,683               --              --           --
   Donations                                             1,286              435              --           --
   Software costs                                      353,008          368,785         405,597           --
-------------------------------------------------------------------------------------------------------------
Net future tax assets                                6,861,838        3,653,372       1,152,702       46,530
Valuation allowance                                 (6,861,838)      (3,653,372)     (1,152,702)     (46,530)
-------------------------------------------------------------------------------------------------------------
Net future tax assets                                       --              --              --           --
=============================================================================================================


The Company has provided a valuation allowance for the full amount of future tax assets in light of its history of operating losses since its inception.

At June 30, 2000, the Company has U.S. operating losses carried forward of $5,430,000 which expire as follows:

                                                                  $
                                                           ----------------
                                                           ----------------

                                        2018                       880,000
                                        2019                     2,750,000
                                        2020                     1,800,000

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


295277.4

At June 30, 2000, the Company has non-capital losses carried forward for Canadian income tax purposes of $9,728,000. These losses expire as follows:

                                                                  $
                                                           ----------------
                                                           ----------------

                                        2003                        46,000
                                        2004                         7,000
                                        2005                       884,000
                                        2006                     3,527,000
                                        2007                     5,264,000

13.   CAPITAL AND OPERATING LEASE OBLIGATIONS PAYABLE

The future minimum lease payments at June 30, 2000 under capital and operating leases are as follows:

                                                     Capital Leases       Operating Leases
-----------------------------------------------------------------------------------------
2000                                                       48,387               395,210
2001                                                       96,774               584,634
2002                                                       95,925               580,406
2003                                                       86,429               483,057
2004                                                       66,863               596,805
------------------------------------------------------------------------------------------

Total future minimum lease payments                       394,378             2,640,112
                                                                      ====================
Less: imputed interest                                    (86,509)
-----------------------------------------------------------------------
Balance of obligations under capital leases               307,869
Less: current portion                                     (63,213)
-----------------------------------------------------------------------
Long term obligation under capital leases                 244,656
-----------------------------------------------------------------------

Rent expense was $295,145 for the period ended June 30, 2000 (June 30, 1999 - $82,099; December 31, 1999 - $269,004; December 31, 1998 - $29,637).


295277.4

14.   NET CHANGE IN NON-CASH WORKING CAPITAL

Operating Activities                           6 month period ended                         Year ended

                                            June 30,     June 30,         December        December         December
                                              2000         1999           31,1999          31,1998         31,1997
                                               $            $                $                $                $
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------
Accounts receivable                        (663,333)     (35,293)        (331,582)          (7,243)            --
Due from related parties                 (1,322,496)      13,118           11,341          (13,118)            --
Prepaid expenses and deposits               (72,456)      28,833           81,979         (132,956)        (7,500)
Accounts payable and accrued liabilities  1,655,765      248,783          799,691          395,624         32,976
Due to related parties                      135,434       (3,532)         (25,022)         197,115             --
------------------------------------------------------------------------------------------------------------------
                                           (267,086)     251,909          536,407          439,422         25,476
------------------------------------------------------------------------------------------------------------------

Attributed to investing activities               --           --          257,214               --             --
Attributed to financing activities         (280,000)          --                                --             --
------------------------------------------------------------------------------------------------------------------
Attributed to operating activities         (547,086)     251,909          278,193          439,422         25,476
==================================================================================================================


295277.4

15.   SEGMENTED INFORMATION

The Company's activities include professional security consulting services, integration and installation of secure information systems, and remote data storage and recovery services. The activities are conducted in one operating segment and are carried out in three geographic segments as follows:

                                                                  June 30, 2000
-------------------------------------------------------------------------------------------------------------
                                      Alberta,       Ontario,
                                      Canada         Canada                 U.S.             Total
                                        $               $                    $                 $
----------------------------------------------------------------------------------------------------------
Loss information

Revenue                                 507,837        1,723,253            713,253         2,944,343
Cost of sales                           108,272          451,250            320,589           880,111
Expenses                              8,187,071        1,781,756          1,337,849        11,306,676
----------------------------------------------------------------------------------------------------------
                                     (7,787,506)        (509,753)          (945,185)       (9,242,444)
Corporate overheads                                                                        (1,772,384)
----------------------------------------------------------------------------------------------------------
Net loss                                                                                  (11,014,828)
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------

Selected balance sheet
  information
Equipment and leasehold              1,719,637           156,288            359,299         2,235,224
  improvements
Goodwill and employee and           13,351,206         1,862,018          2,543,851        17,757,075
consultants base
----------------------------------------------------------------------------------------------------------


295277.4

                                       June 30, 1999
--------------------------------------------------------------------------------
                           Alberta,        Ontario,
                            Canada         Canada         U.S.       Total
                              $              $             $           $
--------------------------------------------------------------------------------

Loss information
Revenue                        10,180          --        --           10,180
Expenses                    1,465,644          --        --        1,465,644
--------------------------------------------------------------------------------
                           (1,455,464)         --        --       (1,455,464)
Corporate overheads                                                  977,646
--------------------------------------------------------------------------------
Net loss                                                          (2,433,110)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Selected balance sheet
  information
Equipment and
  leasehold
  improvements
                             420,148           --        --          420,148
================================================================================



                                       December 31, 1999
--------------------------------------------------------------------------------
                             Alberta,       Ontario,
                              Canada        Canada         U.S.         Total
                                $             $             $             $
--------------------------------------------------------------------------------

Loss information
Revenue                           85,675      469,001      37,370       592,046
Expenses                       3,414,558      610,966      11,098     4,036,622
--------------------------------------------------------------------------------
                              (3,328,883)    (141,965)     26,272    (3,444,576)
Corporate overheads                                                  (3,723,200)
--------------------------------------------------------------------------------
Net loss                                                             (7,167,776)
--------------------------------------------------------------------------------
Selected balance sheet
  information
Equipment and
  leasehold
  improvements
                               520,507         27,379     151,349       699,235
Goodwill and employee
and consultants base                --      2,259,698     369,302     2,629,000
--------------------------------------------------------------------------------


295277.4

                                       December 31, 1998
--------------------------------------------------------------------------------
                             Alberta,        Ontario,
                              Canada         Canada         U.S.      Total
                                $              $             $          $
--------------------------------------------------------------------------------

Loss information
Revenue                           29,068     --             --        29,068
Expenses                       1,835,561     --             --     1,835,561
--------------------------------------------------------------------------------
                              (1,806,493)    --             --     (1,806,493)
Corporate overheads                                                 1,269,794
Net loss                                                           (3,076,287)
--------------------------------------------------------------------------------
Selected balance sheet
  information
Equipment and
  leasehold
  improvements
                                77,090       --          1,740        78,830
--------------------------------------------------------------------------------

16.    FINANCIAL INSTRUMENTS

Financial instruments comprising cash, term deposits, accounts receivable, amounts due to and from related parties, bank indebtedness, accounts payable and accrued liabilities, capital lease obligations, amounts due to related parties and amounts due to stockholders approximate their fair value. It is management's opinion that the Company is not exposed to significant currency risks arising from these financial instruments.

At June 30, 2000 approximately 50% of consolidated accounts receivable are due from a related party engaged in the business of providing financial products and services.

17.   RECENT PRONOUNCEMENTS

In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivatives and Hedging Activities", which will be effective for fiscal years beginning after June 15, 2000. The Company does not expect this pronouncement to have a material effect.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 Revenue Recognition in Financial Statements, which will become effective December 31, 2000. The Company does expect the standard to have a material effect on its results, however an analysis has not been completed.

18.   SUBSEQUENT EVENTS

On July 17, 2000, in connection with the private placement financing agreement dated June 22, 2000 and subsequent to the effectiveness of the Company's registration statement, the Company issued 400,000 common shares for proceeds of $2,000,000. In connection with this private placement, the Company issued 120,000 share purchase warrants which entitle the holder to purchase one share of common stock at an exercise price of $5.00 per share. Each warrant will expire on July 17, 2005. The investors also received adjustable warrants to purchase a number of shares of common stock, at an exercise price of $0.001 per share, to be determined pursuant to a formula that is applied at three separate 40 day adjustment periods commencing between the 150th and 240th day following July 17, 2005. The terms of the adjustable warrants are consistent with the terms of the adjustable warrants issued in connection with the private placement on June 22, 2000.


295277.4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

           JAWS is currently the parent corporation of five subsidiaries. The two material operating companies are JAWS Canada and JAWS Technologies (Delaware), Inc. ("JAWS USA"). The third subsidiary is JAWS, Inc., an Illinois corporation (formerly "Nucleus Consulting, Inc."). The other two subsidiaries, which are non-operating, are JAWS Acquisition Corporation ("JAC") and JAWS Acquisition Canada Corporation ("JACC"), which serve the sole purpose of facilitating Canadian acquisitions. Both of JAWS two primary operating subsidiaries, JAWS Canada and JAWS USA, specialize in the field of end-to-end information security, providing consulting services and software solutions to minimize the threats to clients' information and communications.

           JAWS recently reorganized its corporate structure by reincorporating the parent company, JAWS Technoligies, Inc., a Nevada Corporation, to the state of Delaware. In addition, JAWS amalgamated four operating subsidiaries in Canada (JAWS Technologies Inc., an Alberta corporation ("JAWS Alberta"), JAWS Technologies (Ontario) Inc., an Ontario corporation ("JAWS Ontario"), Pace Systems Group Inc., an Ontario corporation ("PACE"), and Offsite Data Services Ltd., an Alberta corporation ("Offsite")) to form a single operating subsidiary, JAWS Canada. JAWS Canada is extra-provincially registered to carry on business in the province of Ontario.

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

           JAWS is organized under a vertical model, with six target verticals, namely Financial Services, Health Care, Cyber-crime & Forensics, Government, Telecommunications (which includes ISP's and ASP's), and Emerging Markets.

           JAWS has also developed or purchased several strategic horizontal product or service offerings that it offers to its customers across all verticals. These horizontal offerings include managed services (which includes JAWS Secure Network Storage offering) and managed security services, professional services and professional security services, JAWS products and best-of-breed third party products.

           In addition to the vertical model outlined above, and a horizontal offering across all verticals, JAWS has also developed several Centers' of Excellence. At its offices in Calgary, Alberta, JAWS Canada develops proprietary encryption software using what is currently one of the world's strongest encryption algorithms, L5, to secure binary data in various forms, including streamlining or blocking data. In addition, JAWS Secure Network Storage offers secure, fully automated on-line backup, retrieval and storage services through the Internet from its data center in Calgary. At its offices in Toronto, Ontario, JAWS' financial information technology security solutions services are provided and include services in the area of payment systems, including POS/ABM EFT switch implementation, point of sale application and device integration, network architecture and design, system integration and project management.


295277.4

Results of Operations


Three months ended June 30, 2000 (second fiscal quarter 2000) compared with the three months ended June 30, 1999 (second fiscal quarter 1999)

           JAWS' total revenue increased by $2,214,277 (31,043%) for the three months ended June 30, 2000 from $7,133 in the three months ended June 30, 1999. This increase is primarily due to three key factors. The first is the continued internal growth of JAWS' operations as the company completes the transition from research and development stage company to the commercialization stage. The second key factor is the integration and subsequent growth associated with JAWS' acquisitions (including PACE, SDTC, Offsite, and Nucleus). The third key factor was an increase in interest income of $70,951, which resulted from short term investing of funds received in connection with JAWS' private placement financings.

           Cost of sales increased to $880,111 for the three months ended June 30, 2000 from $0 in the three months ended June 30, 1999. This increase is directly related to the increase in revenue above and the direct and identifiable costs associated with generating that business recorded as a cost of sales.

           Selling, general and administrative expenses increased 549% to $5,793,464 for the three months ended June 30, 2000 from $892,420 in the three months ended June 30, 1999. This increase was primarily due to the continued growth of JAWS' operations including geographic expansion, moving JAWS products toward and into the commercialization stage and the expenses related to the preparation of various marketing and sales documents and materials, wages and benefits, requirements for office space, supplies and other office related expenses.

           Advertising and promotion expenses increased 1,636% to $616,546 for the three months ended June 30, 2000 from $35,519 in the three months ended June 30, 1999. This increase was primarily due to increased sales and marketing activities related to moving JAWS' products toward and into the commercialization stage based on JAWS vertical and geographical product and consulting services strategies.

           Interest expense, financing fees and amortization of debt discount decreased by approximately 99% to $1,424 for the three months ended June 30, 2000 from $281,583 for the three months ended June 30, 1999. The decrease was due to the retirement of the convertible debentures (which occurred in November, 1999) and the associated accelerated amortizations of the deferred financing fees and debt discount.

           Amortization expense was $1,742,643 for the three months ended June 30, 2000 as compared to $0 for the three months ended June 30, 1999. This increase was primarily due to the amortization of goodwill and employee and consultants base associated with JAWS' acquisitions of PACE, SDTC, Offsite, and Nucleus.

           The Company's net loss for the three months ended June 30, 2000 was $6,994,777 as compared with $1,205,457 for the three months ended June 30, 1999. The increase in the net loss is primarily due to the continued growth of JAWS' operations, moving JAWS products toward and into the commercialization stage including geographic expansion and the expenses related to the preparation of various marketing and sales documents and materials, wages and benefits, requirements for office space, supplies and other office related expenses.


Six-Months ended June 30, 2000 compared with the Three and Six-Months ended June 30, 1999(1)

           JAWS' total revenue increased by $2,934,163 (27,092%) for the six-months ended June 30, 2000 from $10,180 for the six months ended June 30, 1999. This increase is primarily due to three key factors. The first is the continued internal growth of JAWS' operations as the company completes the transition from research and development stage company to the commercialization stage. The second key factor is the integration and subsequent growth associated with JAWS' acquisitions (including PACE, SDTC, Offsite, and Nucleus). The third key factor was an increase in interest income of $176,248, which resulted from short term investing of funds received in connection with JAWS' private placement financings.

295277.4

           Cost of sales increased to $880,111 for the six months ended June 30, 2000 from $0 in the six months ended June 30, 1999. This increase is directly related to the increase in revenue referenced above and the direct and identifiable costs associated with generating that business recorded as a cost of sales.

           Selling, general and administrative expenses increased 505% to $9,089,266 for the six months ended June 30, 2000 from $1,502,594 in the six months ended June 30, 1999. This increase was primarily due to the continued growth of JAWS' operations including geographic expansion, moving JAWS products toward and into the commercialization stage and the expenses related to the preparation of various marketing and sales documents and materials, wages and benefits, requirements for office space, supplies and other office related expenses.

           Advertising and promotion expenses increased 491% to $1,091,712 for the six months ended June 30, 2000 from $184,767 in the six months ended June 30, 1999. This increase was primarily due to increased sales and marketing activities related to moving JAWS' products toward and into the commercialization stage based on JAWS vertical and geographical product and consulting services strategies.

           Interest expense, financing fees and amortization of debt discount decreased by approximately 98% to $14,789 for the six months ended June 30, 2000 from $705,814 for the six months ended June 30, 1999. The decrease was due to the retirement of the convertible debentures (which occurred in November, 1999) and the associated accelerated amortizations of the deferred financing fees and debt discount.

           Amortization expense was $2,744,083 for the six months ended June 30, 2000 as compared to $0 for the six months ended June 30, 1999. This increase was primarily due to the amortization of goodwill and employee and consultants base associated with JAWS' acquisitions of PACE, SDTC, Offsite, and Nucleus.

           The Company's net loss for the six months ended June 30, 2000 was $11,014,828 as compared with $2,433,110 for the six months ended June 30, 1999. The increase in the net loss is primarily due to the continued growth of JAWS' operations, moving JAWS products toward and into the commercialization stage including geographic expansion and the expenses related to the preparation of various marketing and sales documents and materials, wages and benefits, requirements for office space, supplies and other office related expenses.



295277.4

Litigation

           Except as provided in Part II, Item 1, JAWS is not a party to any material pending legal proceedings other than ordinary routine litigation incidental to the business of JAWS which JAWS does not believe is material.

Liquidity and Capital Resources

           Net cash used in operations for the six months ended June 30, 2000 was $8,336,981, compared with $8,430,701 as of December 31, 1999. These increases are a result of the increased expenses incurred as noted above.

           Cash and cash equivalents on hand at June 30, 2000 was $5,563,340, compared with $8,430,701 at December 31, 1999. During six months ended June 30, 2000, JAWS completed two private placements. The first private placement financing of approximately $2,500,000 gross proceeds on February 23, 2000, and an additional private placement for $4,000,000 gross proceeds on June 22, 2000 (together, the "Private Placement Transactions"). In addition, several options and warrants were exercised during the six month period ending June 30, 2000. These funds were used to fund current and anticipated losses from operations. These funds will continue to be deployed primarily to fund operations.

           The Company has experienced net losses over the past three years and as of June 30, 2000, had an accumulated deficit of approximately $21.4 million. Such losses are attributable to both cash losses and losses resulting from costs incurred in the development of the Company's services and infrastructure and non-cash interest and amortization charges. The Company expects operating losses to continue for the foreseeable future as it continues to develop and promote its services. Until such time as the company achieves profitability and positive cash flow, JAWS' will need to raise additional capital to fund future operations.

           Accounts payable and accrued liabilities have increased 150% to $2,943,472 as of June 30, 2000 as compared to $1,177,278 as of December 31, 1999. These increases are a result of the efforts of management to increase sales revenue and grow JAWS' operations and are consistent with the other expense increases in the first three months of the year 2000. JAWS has anticipated and budgeted for these increases to provide for the organizations' shift from research and development to commercialization and to provide for the growth of operations.

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



295277.4

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


295277.4

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

            On August 10, 2000, Bristol Asset Management, LLC ("Bristol") filed a complaint in Superior Court of the State of California (Case No. SC 062765) against JAWS and its Chairman alleging, among other things, breach of contract, fraud in the inducement, breach of fiduciary duty and unfair competition and requesting, among other things, specific performance, statutory penalties and injunctive relief and damages in excess of $10 million (the "Complaint"). The Complaint relates to a warrant (the "Warrant") issued by JAWS to Bristol to purchase 1,000,000 shares of JAWS' common stock, and Bristol's rights relating to the exercise of the Warrant and the registration of shares underlying the Warrant. JAWS is currently reviewing the Complaint and intends to defend it vigorously.

Item 2.  Changes in Securities.

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

           On May 3, 2000 JAWS purchased the intellectual assets and operations of Doctorvillage.com Inc. in exchange for $100,000 cash, payable in installments and 20,000 common shares of the Company at an ascribed value of $5.00 per share. At June 30, 2000 outstanding installments amounted to $50,000 and the common shares were not yet issued. Accordingly, these amounts have been recorded in accounts payable.

           On June 22, 2000, JAWS completed a private placement transaction with two institutional investors. The securities purchase agreement provided for the purchase of 800,000 shares of JAWS common stock and five-year warrants to purchase 240,000 shares of our common stock at an exercise price of $5.00 per share, for an aggregate price of $4,000,000. The securities purchase agreement also provided that, promptly upon the effectiveness of a registration statement covering these shares of common stock, the investors were obligated to purchase an additional 400,000 shares of common stock in exchange for a purchase price of $2,000,000. This second private placement was consummated on July 17, 2000. The investors also received warrants to purchase 120,000 shares of JAWS common stock at an exercise price of $5.00 per share.

           In connection with this transaction, the investors also received five-year adjustable warrants to purchase shares of JAWS common stock at an exercise price of $.001 per share. The exact number of shares is to be determined using a formula that is applied at three separate 40 day adjustment periods commencing between the 150th and 240th day following June 22, 2000.

           In addition to the foregoing, JAWS has granted the investors certain demand and "piggyback" registration and related rights in respect of the shares of common stock purchased and those shares underlying the warrants and adjustable warrants.


           In each case set forth in this Pat II, Item 2 (except in the case of Doctorvillage.com Inc.), the securities were issued pursuant to exemption from the registration requirements of the Securities Act of 1933, as amended, under
Section 4(2).


295277.4

Reincorporation in Delaware

           On July 7, 2000, JAWS reincorporated in the State of Delaware, which was effected promptly upon JAWS obtaining the requisite stockholder approval and approval by JAWS' board of directors. This was accomplished by merging JAWS Technologies, Inc., a Nevada corporation, with and into JAWS Technologies, Inc., a Delaware corporation and formerly a wholly-owned subsidiary of JAWS Technologies, Inc., a Nevada corporation. Upon consummation of the reincorporation of the Company in the State of Delaware, JAWS Technologies, Inc., a Nevada corporation, ceased to exist and JAWS Technologies, Inc., a Delaware corporation, continues to operate the business of the Company under its current name JAWS Technologies, Inc.

           For a description of the differences between Nevada law and Delaware law, see the Company's proxy statement on Schedule 14A, filed with the Securities and Exchange Commission on April 28, 2000.

                      Amalgamation of Certain Subsidiaries

           As of July 1, 2000, JAWS Technologies Inc., an Alberta corporation, Pace Systems Group Inc., Offsite Data Services Ltd., and JAWS Technologies (Ontario), Inc., were amalgamated into a newly-formed corporation; Jaws Technologies Inc., an Alberta corporation. The newly-formed Jaws Technologies Inc., an Alberta corporation, is extra provincially registered to carry on business in the province of Ontario.


295277.4

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

            3.1(1) Articles of Incorporation of "e-biz" solutions, inc.(now JAWS Technologies, Inc., a Nevada corporation), dated January 27, 1997.

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

            3.4(4) Bylaws of "e-biz" solutions, inc. (now JAWS Technologies, Inc., a Nevada corporation), dated January 27, 1997.

            3.5(5) Certificate of Incorporation of JAWS Technologies, Inc., a Delaware corporation, dated April 28, 2000.

            4.1(6) Investment Agreement by and between JAWS Technologies, Inc., a Nevada corporation, and Bristol Asset Management LLC dated August 27, 1998 and letter of termination.

            4.2(7) Debenture Acquisition Agreement by and between JAWS Technologies, Inc., a Nevada corporation, and Thomson Kernaghan & Co. Limited, dated September 25, 1998.

            4.3(8) Amendment No. 1 to Debenture Purchase Agreement by and between JAWS and Thomson Kernaghan, dated April 27, 1999.

------------------------------
(1) Incorporated by reference to Exhibit 3.1 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.

(2) Incorporated by reference to Exhibit 3.2 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.

(3) Incorporated by reference to Exhibit 3.3 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.

(4) Incorporated by reference to Exhibit 3.4 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.

(5) Incorporated by reference to Exhibit 3.4 of the Company's Form S-1/A (File No. 333-38088), filed with the SEC on July 13, 2000.

(6) Incorporated by reference to Exhibit 4.1 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.

(7) Incorporated by reference to Exhibit 4.2 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.

(8) Incorporated by reference to Exhibit 4.3 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.


295277.4

            4.4(9) Warrant to purchase 1,000,000 shares of common stock of JAWS Technologies, Inc., a Nevada corporation, issued to Bristol Asset Management LLC, dated April 20, 1999.

            4.5(10) Form of Warrant to purchase 834,000 shares of common stock of JAWS Technologies, Inc., a Nevada corporation, issued to Glentel Inc., dated June 21, 1999.

            4.6(11) Schedule of Warrant holders which received the Form of Warrant set forth in 4.5 above.

            4.7(12) Form of Warrant issued by JAWS in connection with the Private Placement Transaction.

            4.8(13) Schedule of Warrant holders which received the Form of Warrant set forth in 4.9 above.

            4.9(14) Warrant to purchase 217,642 shares of common stock of JAWS Technologies, Inc., a Nevada corporation, issued to Thomson Kernaghan & Co. Limited, dated December 31, 1999.

            4.10(15) Certificate of the Designation, Voting Power, Preference and Relative, Participating, optional and other Special Rights and Qualifications, Limitations or Restrictions of the Special Series & Preferred Voting Stock of JAWS Technologies, Inc., dated November 30, 1999.

            4.11(16) Incentive and Non-Qualified Stock Option Plan of JAWS Technologies, Inc., a Nevada corporation.

            4.12(17) Placement Agency Agreement by and between JAWS Technologies, Inc., a Nevada corporation, and Thomson Kernaghan & Co. Limited, dated December 31, 1999.


------------------------------
(9) Incorporated by reference to Exhibit 4.4 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.

(10) Incorporated by reference to Exhibit 4.5 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.

(11) Incorporated by reference to Exhibit 4.6 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.

(12) Incorporated by reference to Exhibit 4.7 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.

(13) Incorporated by reference to Exhibit 4.8 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.

(14) Incorporated by reference to Exhibit 4.9 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.

(15) Incorporated by reference to Exhibit 4.10 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.

(16) Incorporated by reference to Exhibit 4.11 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.

(17) Incorporated by reference to Exhibit 10.13 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.



295277.4

            4.13(18) Placement Agency Agreement by and between JAWS Technologies, Inc., a Nevada corporation, and Thomson Kernaghan & Co. Limited, dated February 15, 2000.

            4.14(19) Placement Agency Agreement by and between JAWS Technologies, Inc., a Nevada corporation, and SmallCaps Online LLC, dated February 15, 2000.

            4.15(20) Form of Subscription Agreement to purchase 235,295 Units of JAWS Technologies, Inc., a Nevada corporation, by and between JAWS Technologies, Inc., a Nevada corporation, and BPI Canadian Small Companies Fund, dated December 20, 1999.

            4.16(21) Schedule of Subscribers that purchased subscriptions pursuant to the Form of Subscription Agreement set forth above in 10.14.

            10.1(22) Director's Agreement between JAWS Technologies, Inc., a Nevada corporation, and Arthur Wong dated July 1998.

            10.2(23) Director's Agreement between JAWS Technologies, Inc., a Nevada corporation, and Julia Johnson, dated July 30, 1998.

            10.3(24) Letter Agreement between JAWS Technologies, Inc., a Nevada corporation, and Arrow Communications (ApexMail), dated August 10, 1999.

            10.4(25) Addendum to the Letter Agreement between JAWS Technologies, Inc., a Nevada corporation, and ApexMail.net, dated September 20, 1999.

            10.5(26) Assignment from James L. A. Morrison to JAWS Technologies Inc., a Nevada corporation, dated October 9, 1998.

            10.6(27) Notification of Assignment from United States Department of Commerce, Patent and Trademark Office, dated March 15, 1999.


------------------------------
(18) Incorporated by reference to Exhibit 4.13 of the Company's Form 10-K405, filed with the SEC on March 24, 2000.

(19) Incorporated by reference to Exhibit 4.14 of the Company's Form 10-K405, filed with the SEC on March 24, 2000.

(20) Incorporated by reference to Exhibit 10.14 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.

(21) Incorporated by reference to Exhibit 4.16 of the Company's Form 10-K405, filed with the SEC on March 24, 2000.

(22) Incorporated by reference to Exhibit 10.1 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.

(23) Incorporated by reference to Exhibit 10.2 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.

(24) Incorporated by reference to Exhibit 10.3 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.

(25) Incorporated by reference to Exhibit 10.4 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.

(26) Incorporated by reference to Exhibit 10.5 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.



295277.4

            10.7(28) Indemnity Agreements by and between JAWS Technologies, Inc., a Nevada corporation, and Ms. Julia L. Johnson.

            10.8(29) Indemnity Agreements by and between JAWS Technologies, Inc., a Nevada corporation, and Mr. Arthur Wong.

            10.9(30) Form of Stock Purchase Agreement to purchase 1,000,000 shares of common stock and warrants to purchase 834,000 shares of common stock by and between JAWS Technologies, Inc., a Nevada corporation, and Glentel Inc., dated June 21, 1999.

            10.10(31)   Schedule of purchasers which purchased shares of common
                        stock pursuant to the Form of Stock Purchase Agreement set forth in 10.09.

            10.11(32)   Form of Investor Rights Agreement by and between JAWS
                        Technologies, Inc., a Nevada corporation, and Glentel
                        Inc., dated June 21, 1999.

            10.12(33)   Schedule of investors that received rights pursuant to
                        the Form of Investors Rights Agreement set forth above in 10.11.

            10.13(34)   Debenture Amendment and Settlement Agreement, dated
                        November 17, 1999 and effective as of November 1, 1999, by and between JAWS Technologies, Inc., a Nevada corporation, and Thomson Kernaghan & Co. Limited.

            10.14(35)   Form of Employment Agreement.

            10.15(36)   Schedule of officers of JAWS Technologies, Inc., a
                        Nevada corporation, who executed employment agreements the form of which is set forth in Exhibit 10.20.


------------------------------
(27) Incorporated by reference to Exhibit 10.6 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.

(28) Incorporated by reference to Exhibit 10.7 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.

(29) Incorporated by reference to Exhibit 10.8 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.

(30) Incorporated by reference to Exhibit 10.9 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.

(31) Incorporated by reference to Exhibit 10.10 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.

(32) Incorporated by reference to Exhibit 10.11 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.

(33) Incorporated by reference to Exhibit 10.12 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.

(34) Incorporated by reference to Exhibit 10.16 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.

(35) Incorporated by reference to Exhibit 10.17 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.

(36) Incorporated by reference to Exhibit 10.18 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.


295277.4

           10.16(37)    Stock Purchase Agreement, dated as of April 20, 2000 by
                        and between JAWS Technologies, Inc., a Nevada corporation, Nucleus Consulting, Inc., an Illinois corporation and Charles A. Ehredt.

           10.17(38)    First Amendment to Stock Purchase Agreement, dated as of
                        May 19, 2000 by and between JAWS Technologies, Inc.,
                        Nucleus Consulting, Inc. and Charles A. Ehredt.

           10.18(39)    Agreement and Plan of Merger of JAWS Technologies, Inc.,
                        a Nevada corporation, with and into JAWS Technologies, Inc., a Delaware corporation, entered into as of April
                        28, 2000.

           10.19(40)    Securities Purchase Agreement, dated as of June 22,
                        2000, among JAWS Technologies, Inc. and investors signatory thereto.

           10.20(41)    Registration Rights Agreement, made and entered into as
                        of June 22, 2000, among JAWS Technologies, Inc. and the investors signatory thereto.


------------------------------
(37) Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K, filed with the SEC on May 5, 2000.

(38) Incorporated by reference to Exhibit 10.17 of the Company's Form S-1/A (File No. 333-38088), filed with the SEC on July 13, 2000.

(39) Incorporated by reference to Exhibit 10.18 of the Company's Form S-1/A (File No. 333-38088), filed with the SEC on July 13, 2000.

(40) Incorporated by reference to Exhibit 10.19 of the Company's Form S-1/A (File No. 333-38088), filed with the SEC on July 13, 2000.

(41) Incorporated by reference to Exhibit 10.20 of the Company's Form S-1/A (File No. 333-38088), filed with the SEC on July 13, 2000.


295277.4

           27.1         Financial Data Schedule.

(b)   Reports on Form 8-K

      A current report on Form 8-K was filed by the Company on April 13, 2000, reporting the acquisition of all the issued and outstanding capital stock of Nucleus Consulting, Inc.



295277.4

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   JAWS TECHNOLOGIES, INC.

Date:  August 14, 2000
                                   By:  /s/ Robert J. Kubbernus
                                        -------------------------------

                                        Name:  Robert J. Kubbernus
                                        Title: Chairman of the Board,
                                               President and Chief Executive
                                               Officer
                                               (Principal Executive Officer):


Date:  August 14, 2000

                                   By:  /s/ Riaz Mamdani
                                        -------------------------------

                                        Name:  Riaz Mamdani
                                        Title: Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)




295277.4

                                  EXHIBIT INDEX
                                  -------------

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

            3.4(4) Bylaws of "e-biz" solutions, inc. (now JAWS Technologies, Inc., a Nevada corporation), dated January 27, 1997.

            3.5(5) Certificate of Incorporation of JAWS Technologies, Inc. a Delaware corporation, dated April 28, 2000.

            4.1(6) Investment Agreement by and between JAWS Technologies, Inc., a Nevada corporation, and Bristol Asset Management LLC dated August 27, 1998 and letter of termination.

            4.2(7) Debenture Acquisition Agreement by and between JAWS Technologies, Inc., a Nevada corporation, and Thomson Kernaghan & Co. Limited, dated September 25, 1998.

            4.3(8) Amendment No. 1 to Debenture Purchase Agreement by and between JAWS and Thomson Kernaghan, dated April 27, 1999.


------------------------------
(1) Incorporated by reference to Exhibit 3.1 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.

(2) Incorporated by reference to Exhibit 3.2 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.

(3) Incorporated by reference to Exhibit 3.3 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.

(4) Incorporated by reference to Exhibit 3.4 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.

(5) Incorporated by reference to Exhibit 3.4 of the Company's Form S-1/A (File No. 333-38088), filed with the SEC on July 13, 2000.

(6) Incorporated by reference to Exhibit 4.1 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.

(7) Incorporated by reference to Exhibit 4.2 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.

(8) Incorporated by reference to Exhibit 4.3 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.


295277.4


                                       Exh Indx-1

            4.4(9) Warrant to purchase 1,000,000 shares of common stock of JAWS Technologies, Inc., a Nevada corporation, issued to Bristol Asset Management LLC, dated April 20, 1999.

            4.5(10) Form of Warrant to purchase 834,000 shares of common stock of JAWS Technologies, Inc., a Nevada corporation, issued to Glentel Inc., dated June 21, 1999.

            4.6(11) Schedule of Warrant holders which received the Form of Warrant set forth in 4.5 above.

            4.7(12) Form of Warrant issued by JAWS in connection with the Private Placement Transaction.

            4.8(13) Schedule of Warrant holders which received the Form of Warrant set forth in 4.9 above.

            4.9(14) Warrant to purchase 217,642 shares of common stock of JAWS Technologies, Inc., a Nevada corporation, issued to Thomson Kernaghan & Co. Limited, dated December 31, 1999.

            4.10(15) Certificate of the Designation, Voting Power, Preference and Relative, Participating, optional and other Special Rights and Qualifications, Limitations or Restrictions of the Special Series & Preferred Voting Stock of JAWS Technologies, Inc., dated November 30, 1999.

            4.11(16) Incentive and Non-Qualified Stock Option Plan of JAWS Technologies, Inc., a Nevada corporation.

            4.12(17) Placement Agency Agreement by and between JAWS Technologies, Inc., a Nevada corporation, and Thomson Kernaghan & Co. Limited, dated December 31, 1999.


------------------------------
(9) Incorporated by reference to Exhibit 4.4 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.

(10) Incorporated by reference to Exhibit 4.5 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.

(11) Incorporated by reference to Exhibit 4.6 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.

(12) Incorporated by reference to Exhibit 4.7 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.

(13) Incorporated by reference to Exhibit 4.8 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.

(14) Incorporated by reference to Exhibit 4.9 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.

(15) Incorporated by reference to Exhibit 4.10 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.

(16) Incorporated by reference to Exhibit 4.11 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.

(17) Incorporated by reference to Exhibit 10.13 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.


295277.4


                                       Exh Indx-2

            4.13(18) Placement Agency Agreement by and between JAWS Technologies, Inc., a Nevada corporation, and Thomson Kernaghan & Co. Limited, dated February 15, 2000.

            4.14(19) Placement Agency Agreement by and between JAWS Technologies, Inc., a Nevada corporation, and SmallCaps Online LLC, dated February 15, 2000.

            4.15(20) Form of Subscription Agreement to purchase 235,295 Units of JAWS Technologies, Inc., a Nevada corporation, by and between JAWS Technologies, Inc., a Nevada corporation, and BPI Canadian Small Companies Fund, dated December 20, 1999.

            4.16(21) Schedule of Subscribers that purchased subscriptions pursuant to the Form of Subscription Agreement set forth above in 10.14.

            10.1(22) Director's Agreement between JAWS Technologies, Inc., a Nevada corporation, and Arthur Wong dated July 1998.

            10.2(23) Director's Agreement between JAWS Technologies, Inc., a Nevada corporation, and Julia Johnson, dated July 30, 1998.

            10.3(24) Letter Agreement between JAWS Technologies, Inc., a Nevada corporation, and Arrow Communications (ApexMail), dated August 10, 1999.

            10.4(25) Addendum to the Letter Agreement between JAWS Technologies, Inc., a Nevada corporation, and ApexMail.net, dated September 20, 1999.

            10.5(26) Assignment from James L. A. Morrison to JAWS Technologies Inc., a Nevada corporation, dated October 9, 1998.

            10.6(27) Notification of Assignment from United States Department of Commerce, Patent and Trademark Office, dated March 15, 1999.


------------------------------
(18) Incorporated by reference to Exhibit 4.13 of the Company's Form 10-K405, filed with the SEC on March 24, 2000.

(19) Incorporated by reference to Exhibit 4.14 of the Company's Form 10-K405, filed with the SEC on March 24, 2000.

(20) Incorporated by reference to Exhibit 10.14 of the Company's Form S-1 (File No.333-30406), filed with the SEC on February 14, 2000.

(21) Incorporated by reference to Exhibit 4.16 of the Company's Form 10-K405, filed with the SEC on March 24, 2000.

(22) Incorporated by reference to Exhibit 10.1 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.

(23) Incorporated by reference to Exhibit 10.2 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.

(24) Incorporated by reference to Exhibit 10.3 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.

(25) Incorporated by reference to Exhibit 10.4 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.

(26) Incorporated by reference to Exhibit 10.5 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.


295277.4


                                       Exh Indx-3

            10.7(28) Indemnity Agreements by and between JAWS Technologies, Inc., a Nevada corporation, and Ms. Julia L. Johnson.

            10.8(29) Indemnity Agreements by and between JAWS Technologies, Inc., a Nevada corporation, and Mr. Arthur Wong.

            10.9(30) Form of Stock Purchase Agreement to purchase 1,000,000 shares of common stock and warrants to purchase 834,000 shares of common stock by and between JAWS Technologies, Inc., a Nevada corporation, and Glentel Inc., dated June 21, 1999.

            10.10(31)   Schedule of purchasers which purchased shares of common
                        stock pursuant to the Form of Stock Purchase Agreement set forth in 10.09.

            10.11(32)   Form of Investor Rights Agreement by and between JAWS
                        Technologies, Inc., a Nevada corporation, and Glentel
                        Inc., dated June 21, 1999.

            10.12(33)   Schedule of investors that received rights pursuant to
                        the Form of Investors Rights Agreement set forth above in 10.11.

            10.13(34)   Debenture Amendment and Settlement Agreement, dated
                        November 17, 1999 and effective as of November 1, 1999, by and between JAWS Technologies, Inc., a Nevada corporation, and Thomson Kernaghan & Co. Limited.

            10.14(35)   Form of Employment Agreement.

            10.15(36)   Schedule of officers of JAWS Technologies, Inc., a
                        Nevada corporation, who executed employment agreements the form of which is set forth in Exhibit 10.20.


------------------------------
(27) Incorporated by reference to Exhibit 10.6 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.

(28) Incorporated by reference to Exhibit 10.7 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.

(29) Incorporated by reference to Exhibit 10.8 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.

(30) Incorporated by reference to Exhibit 10.9 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.

(31) Incorporated by reference to Exhibit 10.10 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.

(32) Incorporated by reference to Exhibit 10.11 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.

(33) Incorporated by reference to Exhibit 10.12 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.

(34) Incorporated by reference to Exhibit 10.16 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.

(35) Incorporated by reference to Exhibit 10.17 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.

(36) Incorporated by reference to Exhibit 10.18 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.


295277.4


                                       Exh Indx-4

            10.16(37)   Stock Purchase Agreement, dated as of April 20, 2000 by
                        and between JAWS Technologies, Inc., a Nevada corporation, Nucleus Consulting, Inc., an Illinois corporation and Charles A. Ehredt.

            10.17(38)   First Amendment to Stock Purchase Agreement, dated as of
                        May 19, 2000 by and between JAWS Technologies, Inc.,
                        Nucleus Consulting, Inc. and Charles A. Ehredt.

            10.18(39)   Agreement and Plan of Merger of JAWS Technologies, Inc.,
                        a Nevada corporation, with and into JAWS Technologies, Inc., a Delaware corporation, entered into as of April
                        28, 2000.

            10.19(40)   Securities Purchase Agreement, dated as of June 22,
                        2000, among JAWS Technologies, Inc. and investors signatory thereto.

            10.20(41)   Registration Rights Agreement, made and entered into as
                        of June 22, 2000, among JAWS Technologies, Inc. and the investors signatory thereto.

            27.1        Financial Data Schedule.


------------------------------
(37) Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K, filed with the SEC on May 5, 2000.

(38) Incorporated by reference to Exhibit 10.17 of the Company's Form S-1/A (File No. 333-38088), filed with the SEC on July 13, 2000.

(39) Incorporated by reference to Exhibit 10.18 of the Company's Form S-1/A (File No. 333-38088), filed with the SEC on July 13, 2000.

(40) Incorporated by reference to Exhibit 10.19 of the Company's Form S-1/A (File No. 333-38088), filed with the SEC on July 13, 2000.

(41) Incorporated by reference to Exhibit 10.20 of the Company's Form S-1/A (File No. 333-38088), filed with the SEC on July 13, 2000.


295277.4


                                       Exh Indx-5