Form 10-Q
period 2000-09-30
JAWS TECHNOLOGIES INC /NY
filed 2000-11-14
CIK 1061261

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2000
                                ------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to _________________

                        Commission file number: 000-27407
                                                ---------

                                    JAWZ Inc.
             ------------------------------------------------------
               (Exact name of registrant as specified in charter)

                  Delaware                               98-167013
      -------------------------------                --------------------
      (State of Other Jurisdiction of                  (I.R.S. Employer
       Incorporation or Organization)                 Identification No.)

          12 Concorde Gate, Suite 900, Toronto, Ontario, Canada M3C 3N6
          -------------------------------------------------------------
                    (Address of principal executive offices)


                                   (Zip Code)

                                 1-888-301-5297
               --------------------------------------------------
              (Registrant's telephone number, including area code)

                             JAWS Technologies, Inc.
          ------------------------------------------------------------

                              ____________________
                 (Former name, former address and former fiscal
                      year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  |X|       No
    -----         -----

     The number of shares of the Registrant's common stock par value $0.001 per share (the "Common Stock"), outstanding as of November 10, 2000 was 30,965,089 shares.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
JAWZ Inc.
                           CONSOLIDATED BALANCE SHEETS
                   (all amounts are expressed in U.S. dollars)
As at

                                                  September 30,    December 31,   December 31,   December 31,
                                                       2000            1999           1998           1997
                                                        $               $               $              $
----------------------------------------------------------------------------------------------------------------
                                                   (Unaudited)
ASSETS
Current
Cash and cash equivalents                            1,202,801       8,430,701        33,732            111
Term deposits                                           28,150         431,729            --             --
Accounts receivable                                  3,855,910         338,825         7,243             --
Short term investment                                2,398,146              --            --             --
Prepaid expenses and deposits                          289,230          75,144       140,456          7,500
Deferred charges                                       185,427              --            --             --
Due from related parties                               126,638           1,777        13,118             --
----------------------------------------------------------------------------------------------------------------
Total Current Assets                                 8,086,302       9,278,176       194,549          7,611
Equipment and leasehold improvements, net            3,392,856         699,235        78,830          2,320
Intangible assets                                   23,496,745       2,629,000            --             --
Investment                                              20,000              --            --             --
----------------------------------------------------------------------------------------------------------------
Total Assets                                        34,995,903      12,606,411       273,379          9,931
================================================================================================================

LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIENCY)
Current
Bank indebtedness                                      193,999              --            --             --
Accounts payable and accrued liabilities             3,460,725       1,118,521       428,600        32,976
Current portion of capital lease obligations            86,711          25,235            --             --
   payable
Deferred revenues                                      313,851              --            --             --
Due to related parties                                 329,994         172,093       197,115             --
Lease inducement                                       264,298          58,757            --             --
Due to stockholders                                     70,966           2,066        74,717         78,159
----------------------------------------------------------------------------------------------------------------
Total Current Liabilities                            4,720,544       1,376,672       700,432        111,135
----------------------------------------------------------------------------------------------------------------

Capital lease obligations payable                      271,406          68,227            --             --
Convertible debentures                                      --              --       146,606             --
----------------------------------------------------------------------------------------------------------------
Total Liabilities                                     271,406          68,227       146,606             --
----------------------------------------------------------------------------------------------------------------
Commitments and contingencies [notes 1 and 14]




Stockholders' equity (deficiency)
Authorized
    95,000,000 common shares at $0.001 par value
     5,000,000 preferred shares at $0.001 par value
Outstanding:
   36,954,877 common shares issued and fully paid
   (December 31, 1999 - 25,040,188; December 31,
   1998 - 10,612,317, 1997 - 4,000,000)

Common stock issued and paid-up                         36,955          25,040        10,612          4,000
Additional paid in capital                          58,149,140      21,699,106     2,637,712         31,650
Cumulative translation adjustment                     (139,276)       (181,717)       (8,842)            --
Deficit                                            (28,042,866)    (10,380,917)   (3,213,141)      (136,854)
----------------------------------------------------------------------------------------------------------------
                                                    30,003,953      11,161,512      (573,659)      (101,204)
----------------------------------------------------------------------------------------------------------------
                                                    34,995,903      12,606,411       273,379          9,931
================================================================================================================

The accompanying notes are an integral part of these financial statements On behalf of the Board:
                           Director                  Director


                    JAWZ Inc.

                       CONSOLIDATED STATEMENTS OF LOSS AND DEFICIT AND COMPREHENSIVE LOSS
                                   (all amounts are expressed in U.S. dollars)

                                         Three Month Period Ended            Nine Month Period Ended
                                      ---------------------------------   --------------------------------
                                       September 30,     September 30,       September 30,   September 30,
                                           2000            1999                  2000            1999
                                             $               $                  $               $
                                        (Unaudited)      (Unaudited)        (Unaudited)     (Unaudited)
----------------------------------------------------------------------------------------------------------



REVENUE
Consulting, product and other revenue    4,032,995          361,979          6,808,104         358,426
Interest and other income                   29,417              471            198,651          14,204
----------------------------------------------------------------------------------------------------------
                                         4,062,412          362,450          7,006,755         372,630
----------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES
Cost of sales                            1,796,634               --          2,676,745              --
Research & development                     226,402               --            625,634              --
Advertising and promotion                  172,390           49,631          1,264,102         234,398
Allowance for Doubtful Accounts            510,545               --            530,636              --
General and administration               5,325,509        1,482,150         13,995,452       2,984,744
Software development costs                      --               --                 --              --
----------------------------------------------------------------------------------------------------------
                                         8,031,480        1,531,781         19,092,569       3,219,142

Loss before interest, financing
   fees, foreign exchange
   (gain)/loss, depreciation and        (3,969,068)      (1,169,331)       (12,085,814)     (2,846,512)
   amortization
Interest expense, financing fees
   and debt discount                       322,540          209,099            337,329         914,913
Foreign exchange (gain)/loss               209,947           (2,749)           140,329          10,248
Depreciation                               167,997           30,344            376,825          67,462
Amortization                             1,977,569               --          4,721,652              --
----------------------------------------------------------------------------------------------------------

Net loss for the period                 (6,647,121)      (1,406,025)       (17,661,949)     (3,839,135)

Other comprehensive loss
Foreign currency translation
   adjustment                              125,098          (18,105)            42,441        (136,801)
----------------------------------------------------------------------------------------------------------

Comprehensive loss                      (6,522,023)      (1,424,130)       (17,619,508)     (3,975,936)
----------------------------------------------------------------------------------------------------------

Deficit, beginning of period           (21,395,745)      (5,646,251)       (10,380,917)     (3,213,141)

Net loss for the period                 (6,647,121)      (1,406,025)       (17,661,949)     (3,839,135)

----------------------------------------------------------------------------------------------------------
Deficit, end of period                 (28,042,866)      (7,052,276)       (28,042,866)     (7,052,276)
==========================================================================================================

Net loss per common share                    (0.19)           (0.09)             (0.54)         (0.30)
Weighted average number of common
   shares outstanding                   35,275,198       15,030,973         32,491,914      12,837,302
==========================================================================================================

The accompanying notes are an integral part of these financial statements.


                    JAWZ Inc.

                        CONSOLIDATED STATEMENTS OF LOSS AND DEFICIT AND COMPREHENSIVE LOSS
                                    (all amounts are expressed in U.S. dollars)

                                      Nine Month Period Ended
                                   --------------------------------
                                                                        Year ended     Year ended     Period ended
                                    September 30,     September 30,     December 31,   December 31,    December 31,
                                        2000              1999             1999           1998            1997
                                          $                 $                $              $               $
                                     (Unaudited)      (Unaudited)
----------------------------------------------------------------------------------------------------------------------

REVENUE

Consulting, product and other revenue 6,808,104          358,426           577,842        27,042                --
Interest income                         198,651           14,204            14,204         2,026                --
----------------------------------------------------------------------------------------------------------------------
                                      7,006,755          372,630           592,046        29,068                --
----------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES
Cost of sales                         2,676,745            2,066             2,066            --                --
Research & development                  625,634               --            16,630            --                --
Advertising and promotion             1,264,102          234,398           363,916       218,574         35,000
Allowance for Doubtful Accounts         530,636               --                --            --                --
General and administration           13,995,452        2,982,678         5,571,203     1,574,453        101,274
Software development costs                   --               --                --       909,003                --
----------------------------------------------------------------------------------------------------------------------
                                     19,092,569        3,219,142         5,953,815     2,702,030        136,274

Loss before interest, financing
   fees, foreign exchange
   (gain)/loss, depreciation and
   amortization                     (12,085,814)      (2,846,512)       (5,361,769)   (2,672,962)      (136,274)
Interest expense, financing fees
   and debt discount                    337,329          914,913         1,587,237       389,715                --
Foreign exchange (gain)/loss            140,329           10,248           (12,452)         (431)               --
Depreciation                            376,825           67,462           104,836        14,041            580
Amortization                          4,721,652               --           126,386            --                --
----------------------------------------------------------------------------------------------------------------------

Net loss for the period             (17,661,949)      (3,839,135)       (7,167,776)   (3,076,287)      (136,854)

Other comprehensive loss
Foreign currency translation
   adjustment                            42,441         (136,801)         (172,875)       (8,842)               --
----------------------------------------------------------------------------------------------------------------------

Comprehensive loss                  (17,619,508)      (3,975,936)       (7,340,651)   (3,085,129)      (136,854)
----------------------------------------------------------------------------------------------------------------------

Deficit, beginning of period        (10,380,917)      (3,213,141)       (3,213,141)     (136,854)               --

Net loss for the period             (17,661,949)      (3,839,135)       (7,167,776)   (3,076,287)      (136,854)
----------------------------------------------------------------------------------------------------------------------

Deficit, end of period              (28,042,866)      (7,052,276)      (10,380,917)   (3,213,141)      (136,854)
======================================================================================================================

Net loss per common share                 (0.54)          (0.30)            (0.50)         (0.42)         (0.03)
Weighted average number of common
   shares outstanding                32,491,914       12,837,302        14,342,053     7,405,421      4,000,000
======================================================================================================================

The accompanying notes are an integral part of these financial statements. Period ended December 31, 1997 consists of the period from the date of incorporation on January 27, 1997 to December 31, 1997.


                    JAWZ Inc.

                           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                    (all amounts are expressed in U.S. dollars)

                                                                                   Accumulated
                                                                   Additional         Other
                                          Shares      Par Value      Paid in       Comprehensive     Accumulated           Total
                                                                    Capital            Loss            Deficit
                                            #            $             $                 $                $                  $
------------------------------------------------------------------------------------------------------------------------------------
Balance January 27, 1997                      --           --               --         --                   --                  --
Issuance of common stock for cash      4,000,000        4,000           56,000         --                   --              60,000
Share issue costs                             --           --          (24,350)        --                   --             (24,350)
Loss for the year                             --           --               --         --             (136,854)           (136,854)
------------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1997              4,000,000        4,000           31,650         --             (136,854)           (101,204)
====================================================================================================================================
Issuance of common stock for services    400,000          400          199,600         --               --                 200,000
Issuance of common stock on
   acquisition of subsidiary           1,500,000        1,500          838,248         --               --                 839,748
Issuance of common stock for cash      2,800,000        2,800        1,017,200         --               --               1,020,000
Warrants issued with issuance of
   convertible debentures                    --            --          342,857         --               --                 342,857
Equity component of convertible
   debentures                                --            --          118,462         --               --                 118,462
Equity component of financing fees           --            --          (35,760)        --               --                 (35,760)
Issue of common stock upon
   conversion of convertible
   debentures                          1,912,317        1,912          211,886         --               --                 213,798
Financing fees associated with
   converted debentures                       --           --          (21,117)        --               --                 (21,117)
Share issue costs                             --           --          (65,314)        --               --                 (65,314)
Loss for the year                             --            --           --            (8,842)      (3,076,287)         (3,085,129)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998            10,612,317       10,612        2,637,712         (8,842)      (3,213,141)           (573,659)
====================================================================================================================================
Issuance of common stock for cash      7,233,132        7,233       13,340,344         --               --              13,347,577
Share issue costs                             --           --         (988,477)        --               --                (988,477)
Equity component of convertible
   debentures                                 --           --          617,867         --               --                 617,867
Equity component of financing fees            --           --         (143,356)        --               --                (143,356)
Warrants issued with issuance of
   convertible debentures                     --           --          341,538         --               --                 341,538
Issuance of common stock for services    360,547          360          309,379         --               --                 309,739
Exercise of employee stock options        15,000           15            2,235         --               --                   2,250
Issuance of stock options recorded
   as compensation                            --            --         810,000         --               --                 810,000
Issuance of common stock for
   settlement of debt                  3,215,355        3,215        1,493,076         --               --               1,496,291
Issuance of common stock for cash as
   a result of exercise of warrants    1,428,572        1,429          398,571         --               --                 400,000
Issuance of common stock for
   settlement of warrants                751,648          752          258,193         --               --                 258,945
Issuance of common stock on
   acquisition of subsidiary           1,385,546        1,386        2,354,042         --               --               2,355,428
Issuance of common stock on
   acquisition of assets                  38,071           38          267,982         --               --                 268,020
Loss for the year                            --            --           --           (172,875)      (7,167,776)         (7,340,651)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999            25,040,188       25,040       21,699,106       (181,717)     (10,380,917)         11,161,512
====================================================================================================================================


                                                                                   Accumulated
                                                                   Additional         Other
                                          Shares      Par Value      Paid in       Comprehensive    Accumulated         Total
                                                                    Capital            Loss           Deficit
                                            #            $             $                 $               $                $

Issuance of common stock for cash      2,388,238        2,388       11,497,624          --                --            11,500,012

Share issue costs                             --           --       (1,187,129)         --                --            (1,187,129)

Exercise of employee stock options       633,092          633          317,917          --                --               318,550

Issuance of common stock for cash as
   a result of excersise of warrants   1,229,261        1,229        1,507,791          --                --             1,509,020
Stock options exercised for no
   consideration                         590,475          591             (591)         --                --                    --

Issuance of common stock for services    294,013          294        1,132,132          --                --             1,132,426

Issuance of common stock on
   acquisition of subsidiaries         6,779,610        6,780       23,182,290          --                --            23,189,070

Loss for the period                          --            --           --              42,441       (17,661,949)      (17,619,508)

------------------------------------------------------------------------------------------------------------------------------------

Balance, September 30, 2000           36,954,877       36,955       58,149,140        (139,276)      (28,042,866)       30,003,953
   (unaudited)
====================================================================================================================================

The accompanying notes are an integral part of these financial statements.

                    JAWZ Inc.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (all amounts are expressed in U.S. dollars)

                                                        Three Months Ended                Nine Months Ended
                                                   -------------------------------  -------------------------------

                                                    September 30,   September 30,    September 30,   September 30,
                                                        2000           1999              2000           1999
                                                         $              $                 $              $
                                                    (Unaudited)     (Unaudited)      (Unaudited)     (Unaudited)
-------------------------------------------------------------------------------------------------------------------

Cash flows used in operating activities
Net loss for the period                              (6,447,121)    (1,406,025)      (17,661,949)    (3,839,135)
Adjustments to reconcile loss to cash flows used
   in operating activities:
   General and administration expense not
     involving the payment of cash                           --             --                --             --
   Deferred revenue                                       2,893             --             2,893             --
   Deferred charges                                      27,464             --            27,464             --
   Depreciation                                         167,997         30,344           376,825         67,462
   Amortization                                       1,977,569             --         4,721,652             --
   Non cash consulting fees                             557,486             --           899,126             --
   Non cash compensation expense                             --             --                --             --
   Non-cash interest expense and amortization of
     deferred financing fees and debt discount               --        206,930                --        908,716
   Software development costs                                --             --                --             --
   Non-cash financing fees                                   --             --                --             --
Foreign exchange (gain)/loss                            209,947         (2,749)          140,329         10,248
Changes in non-cash working capital balances         (3,743,192)      (130,568)       (4,290,278)       121,341
-------------------------------------------------------------------------------------------------------------------
                                                     (7,446,957)    (1,302,068)      (15,783,938)    (2,731,368)
-------------------------------------------------------------------------------------------------------------------

Cash flows used in investing activities
Purchase of equipment and leasehold improvements     (1,150,533)       (98,466)       (2,529,223)      (552,577)
Proceeds/(purchase) of term deposits                   (182,645)       (27,000)          220,590        (27,000)
Purchases of subsidiaries                              (213,942)            --        (1,256,411)            --
Purchase of investment                                       --             --           (20,000)            --
-------------------------------------------------------------------------------------------------------------------
                                                     (1,547,120)      (125,466)       (3,585,044)      (579,577)
-------------------------------------------------------------------------------------------------------------------

Cash flows generated by financing activities
Proceeds from the issuance of common stock, net
   of issue costs                                     4,543,538         51,014        12,141,082      3,024,314
Repayment of stockholder advances                            --        (13,177)               --        (72,673)
Proceeds from stockholder advances                           --             --                --             --
Proceeds on issue of convertible debenture                   --             --                --      1,100,000
Financing fees on issue of convertible debenture             --             --                --       (110,000)
-------------------------------------------------------------------------------------------------------------------
                                                      4,543,538         37,837        12,141,082      3,941,641
-------------------------------------------------------------------------------------------------------------------

Increase/(decrease) in cash                          (4,450,539)    (1,389,697)       (7,227,900)       630,696
Cash and cash equivalents, beginning of period        5,653,340      2,054,125         8,430,701         33,732
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period              1,202,801        664,428         1,202,801        664,428
===================================================================================================================

Cash and cash equivalents consists of cash, term deposits with maturities less than 30 days.
The accompanying notes are an integral part of these financial statements.

                    JAWZ Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (all amounts are expressed in U.S. dollars)

                                                      Nine month period ended
                                                   -------------------------------
                                                                                    Year ended    Year ended      Period ended
                                                    September 30,    September 30, December 31,  December 31,      December 31,
                                                        2000           1999           1999          1998              1997
                                                         $              $              $             $                 $
                                                    (Unaudited)     (Unaudited)
----------------------------------------------------------------------------------------------------------------------------------

Cash flows used in operating activities
Net loss for the period                             (17,464,396)    (3,839,135)     (7,167,776)   (3,076,287)     (136,854)
Adjustments to reconcile loss to cash flows used
   in operating activities:
   General and administration expense not
     involving the payment of cash                           --             --          99,839       200,000            --
   Deferred revenue                                       2,893
   Deferred charges                                      27,464
   Depreciation                                         369,434         67,462         104,836        14,041           580
   Amortization                                       4,721,652             --         126,386            --            --
   Non cash consulting fees                             708,964             --              --            --            --
   Non cash compensation expense                             --             --         810,000            --            --
   Non-cash interest expense and amortization of
     deferred financing fees and debt discount               --        908,716       1,129,709       386,846            --
   Software development costs                                --             --              --       909,003            --
   Non-cash financing fees                                   --             --         447,187            --            --
Foreign exchange (gain)/loss                            140,329         10,248         (12,452)         (431)           --
Changes in non-cash working capital balances         (4,290,278)       121,341         279,193       439,422        25,476
----------------------------------------------------------------------------------------------------------------------------------
                                                    (15,783,938)    (2,731,368)     (4,183,078)   (1,127,406)     (110,798)
----------------------------------------------------------------------------------------------------------------------------------

Cash flows used in investing activities
Purchase of equipment and leasehold improvements     (2,529,223)      (552,577)       (636,267)     (115,153)       (2,900)
Proceeds/(purchase) of term deposits                    220,590        (27,000)       (431,729)           --            --
Purchases of subsidiaries                            (1,256,411)            --         (30,656)        1,380            --
Purchase of investment                                  (20,000)            --              --            --            --
----------------------------------------------------------------------------------------------------------------------------------
                                                     (3,585,044)      (579,577)     (1,098,652)     (113,773)       (2,900)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                        --
Cash flows generated by financing activities                                                                            --
Proceeds from the issuance of common stock, net
   of issue costs                                    12,141,082      3,024,314      12,761,350       954,686        35,650
Repayment of stockholder advances                            --        (72,673)        (72,651)      (78,159)           --
Proceeds from stockholder advances                           --             --              --        20,273        78,159
Proceeds on issue of convertible debenture                   --      1,100,000       1,100,000       420,000            --
Financing fees on issue of convertible debenture             --       (110,000)       (110,000)      (42,000)           --
----------------------------------------------------------------------------------------------------------------------------------
                                                     12,141,082      3,941,641      13,678,699     1,274,800       113,809
----------------------------------------------------------------------------------------------------------------------------------

Increase/(decrease) in cash                          (7,227,900)       630,696       8,396,969        33,621           111
Cash and cash equivalents, beginning of period        8,430,701         33,732          33,732           111            --
----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period              1,202,801        664,428       8,430,701        33,732           111
==================================================================================================================================

Cash and cash equivalents consists of cash, term deposits with maturities less than 30 days.
The accompanying notes are an integral part of these financial statements. Period ended December 31, 1997 consists of the period from the date of incorporation on January 27, 1997 to December 31, 1997.

                                    JAWZ Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (all amounts are expressed in U.S. dollars)

              (Amounts as at September 30, 2000, and for the three
            month periods and nine month periods ended September 30,
                          2000 and 1999, are unaudited)


1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

JAWZ Inc. (the "Company") was incorporated on January 27, 1997 under the laws of the State of Nevada as "E-Biz" Solutions, Inc. On March 27, 1998, "E-Biz" Solutions, Inc. changed its name to JAWS Technologies, Inc. and on September 29th, 2000 JAWS Technologies, Inc. changed its name to JAWZ Inc. Effective July 7, 2000, JAWZ Inc. migrated to the State of Delaware.

JAWZ provides e-security services. The Company assists in removing the burden of information risk management for its customers by providing products and services that cover the entire e-security market (from assessment to implementation to monitoring), via its three divisions, Security Products, Professional Security Services (PSS) and Managed Security Services (MSS). The Company targets six key market verticals: governments, cyber crime and forensics, healthcare, financial services, e-commerce, and the telecom markets. As at September 30, 2000, JAWZ International headquarters is located in Canada in Toronto, Ontario. JAWZ also has offices in Calgary, Alberta, Edmonton, Alberta and Ottawa, Ontario in Canada. In the United States, JAWZ has offices located in Boston, Massachusetts, Fairfield, New Jersey, Chicago, Illinois and Pasadena, California.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, JAWZ Inc., JAWZ Canada Inc. (formerly JAWS Technologies Inc., an Alberta, Canada corporation), JAWZ USA (formerly JAWS Technologies (Delaware) Inc., a Delaware corporation), after elimination of intercompany accounts and transactions.

Effective July 1, 2000 JAWS Technologies Inc., an Alberta, Canada corporation ("JAWS Alberta"), JAWS Technologies (Ontario) Inc. an Ontario, Canada corporation ("JAWS Ontario"), Pace Systems Group Inc. ("Pace") and Offsite Data Services Ltd., operating as JAWS Secure Network Storage Division, an Alberta, Canada corporation, were amalgamated to into one company, JAWZ Canada Inc., an Alberta Canada Corporation.

The Company has experienced net losses over the past three years and, as of September 30, 2000, has an accumulated deficit of $28,042,866. Such losses are attributable to both cash losses and losses resulting from costs incurred in the development of the Company's services and infrastructure and non-cash interest and amortization charges. The Company expects operating losses to continue for the foreseeable future as it continues to develop and promote its services, and establish its business, while working towards profitability. Accordingly, the Company will be dependent upon obtaining additional financing to maintain its continuing operations and rapid development.

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

Cash and cash equivalents and term deposits

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

Bank indebtedness

Bank indebtedness represents two outstanding lines of credit acquired through the purchase of a subsidiary. These lines of credits are secured by the subsidiary's outstanding accounts receivables and carry personal guarantees from the former owners of the subsidiary. These line of credits bear interest at 9% per annum.

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

Intangible assets

Employee and Consultants Base

The employee and consultants base arising from acquistions are recorded at cost and are being amortized on a straight-line basis over three years.

Goodwill

Goodwill is recorded at cost and is being amortized on a straight-line basis over three years.

The recoverability of employee and consultants bases and goodwill are assessed periodically based on management estimates of undiscounted future operating income from each of the acquired businesses to which the goodwill relates.

Software licenses

Software licenses are recorded at cost and are being amortized on a straight-line basis over the five year license term.

Software development

Software development costs are expensed when technological feasibility has not yet been established. Subsequent to establishing technological feasibility, such costs are capitalized until the commencement of commercial sales.

Revenue recognition

Product Revenue: Revenue from selling encryption software and from the sale and installation of computer software and hardware is recognized at the time of delivery.

Consulting Revenue: Revenue from information technology services and outsourcing contracts is recognized when the service is rendered.

Maintenance Revenue: Revenue from maintenance contracts and their associated costs are deferred and systematically recognized over the term of the maintenance period.

Deferred Charges

Costs incurred in maintenance contracts are deferred and systematically recognized over the term of the maintenance period.

Advertising

Advertising costs are expensed as incurred.

Financing fees

Financing fees associated with that portion of the convertible debentures classified as debt were deferred and amortized straight-line over the life of the debentures. Financing fees associated with that portion of the convertible debentures classified as additional paid in capital were charged to that account.

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

The purchase price and the amounts allocated to software under development and the common shares issued, net of other assets and liabilities acquired, were determined based on estimates by management as to the replacement cost for the encryption software development which had been incurred by JAWS Alberta prior to the acquisition date. The purchase price has been allocated to the net assets acquired based on their estimated fair values as follows:

                                                                       $
-------------------------------------------------------------------------------

Net assets acquired
Non-cash working capital                                              (5,087)
Software under development                                           909,003
Equipment                                                              2,891
Due to stockholders                                                  (54,443)
-------------------------------------------------------------------------------
Net assets acquired, excluding cash                                  852,364
Acquisition costs                                                    (13,996)
Cash acquired                                                          1,380
-------------------------------------------------------------------------------
Net assets acquired for common stock                                 839,748
================================================================================

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

b. Pace Systems Group Inc. ("Pace")

Effective November 3, 1999, the Company issued 1,385,546 exchangeable common shares at $1.70 per share, which are exchangeable into 1,385,546 common shares of the Company, in exchange for all of the outstanding common stock of Pace. In addition, there is contingent consideration payable of 346,386 exchangeable common shares subject to the achievement of certain targets. Fifty percent of the additional share consideration will be released if on the 12 month anniversary date of the effective date, actual gross revenues equal or exceed $2,000,000 CDN ($1,377,505 USD) for the previous 12 month period. The remaining additional share consideration will be released if, on the 24 month anniversary date of the effective date, actual revenues for the previous twelve months equal or exceed $2,000,000 CDN ($1,377,505 USD). The additional consideration payable has been reflected in these consolidated financial statements as of September 30, 2000 and has been allocated to employee and consultants base and goodwill.

The acquisition was accounted for using the purchase method. The purchase price has been allocated to the net assets based on their estimated fair values as follows:

                                                                        $
--------------------------------------------------------------------------------

Employee and consultants base                                       1,647,673
Goodwill                                                            1,647,674
--------------------------------------------------------------------------------
Net assets acquired                                                 3,295,347
================================================================================

Consideration:
  1,731,932 common stock                                            3,264,691
  Acquisition costs                                                    30,656
--------------------------------------------------------------------------------
Total Consideration                                                 3,295,347
================================================================================

The operating results of the acquired company are included in the consolidated statements of loss, deficit and comprehensive loss from the date of acquisition.

c. Secure Data Technologies Corporation ("SDTC")

Effective December 31, 1999 the Company purchased substantially all of the assets of SDTC for a total purchase price of $525,234, through the Company's wholly-owned subsidiary JAWS Delaware. SDTC was incorporated in December 1998 and had no material operations prior to January 1, 1999. The purchase price provided for a promissory note of $257,214 and 38,071 common shares, noticed for issuance, at $7.04 per share, totalling $268,020, as well as contingent consideration of an additional 9,516 common shares subject to the achievement of certain targets. The issuance of 9,516 common shares is dependent upon achieving revenues equal to the greater of $200,000 per employee, or a minimum of $1,200,000, for the fiscal year 2000 only. The additional consideration has not been reflected in these consolidated financial statements, as the outcome of the contingent share consideration cannot be reasonably determined at this time. The additional share consideration will be recorded as employee and consultants base and goodwill as it becomes payable.

The acquisition was accounted for using the purchase method. The purchase price has been allocated to the assets based on their estimated fair values as follows:

                                                                         $
--------------------------------------------------------------------------------

Equipment                                                              155,932
Employee and consultants base                                          184,651
Goodwill                                                               184,651
--------------------------------------------------------------------------------
Net assets acquired                                                    525,234
================================================================================

Consideration:
  38,071 common stock                                                  268,020
  Promissory note                                                      257,214
--------------------------------------------------------------------------------
Total Consideration                                                    525,234
================================================================================

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

Prior to March 31, 2000, the Company acquired the remaining issued and outstanding shares of Offsite pursuant to the compulsory acquisition provisions in exchange for 196,987 exchangeable shares of the Company, with an ascribed value of $531,865. 889,800 of the total warrants entitle the holder to acquire
0.3524 of one of the Company's common shares at $0.40 CDN ($0.28 USD) up to March 15, 2000. Prior to expiry of these warrants, 843,023 were exercised for 297,073 exchangeable shares of the Company and 46,777 expired. Exchangeable shares have economic rights, including the right to any dividend and voting attributes equivalent to the Company's common stock. The holders of the exchangeable shares have the right to receive Company common stock on a one for one basis. The cash received from the exercised warrants was $337,209 CDN ($232,654 USD). The remaining 500,000 warrants entitle the holder to acquire
0.3524 of one of the Company's common shares for prices ranging from $0.50 CDN ($0.34 USD) to $0.55 CDN ($0.38 USD) up to September 29, 2001. In addition, 910,584 stock options to purchase shares of Offsite have been exchanged for 910,584 stock options to purchase shares of the Company. The options entitle the holder to purchase 0.3524 of an exchangeable share of the Company, at a price of $0.25 CDN ($0.17 USD) and expire on March 15, 2004. A value of $1,649,625 has been ascribed to the warrants and options acquired on the acquisition.

The acquisition has been accounted for using the purchase method. The purchase price has been allocated to the net assets acquired based on their estimated fair values, as follows:

                                                                        $
--------------------------------------------------------------------------------

Cash acquired                                                         304,508
Other net assets acquired                                             125,201
Employee and consultants base                                       7,822,203
Goodwill                                                            7,822,204
--------------------------------------------------------------------------------
Net assets acquired                                                16,074,116
================================================================================

Consideration:
 5,253,786 common stock                                            14,162,599
 Value of warrants and options exchanged                            1,649,625
 Acquisition costs                                                    261,892
--------------------------------------------------------------------------------
Total Consideration                                                16,074,116
================================================================================

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

The acquisition has been accounted for using the purchase method. The purchase price has been allocated to the net assets based on their estimated fair values as follows:
                                                                             $
-------------------------------------------------------------------------------

Employee & consultants base                                         963,522
Goodwill                                                            963,523
Other net assets acquired                                           235,790
-------------------------------------------------------------------------------
                                                                  2,162,835
================================================================================

Consideration:
142,857 common stock                                              1,000,000
Cash                                                              1,000,000
Acquisition costs                                                   162,835
-------------------------------------------------------------------------------
Total Consideration                                               2,162,835
================================================================================

The operating results of the acquired Company are included in the consolidated financial statements of loss, deficit and comprehensive loss from the date of acquisition.

f.  Doctorvillage.com Inc.

On May 3, 2000 the Company purchased the intellectual assets and operations of Doctorvillage.com Inc. in exchange for $100,000 cash, payable in installments and 20,000 common shares of the Company at an ascribed value of $5.00 per share. At September 30, 2000 outstanding installments amounted to $50,000. In addition, there is contingent consideration of 60,000 common shares of the Company at an ascribed value of $5.00 per share. This consideration will be released over 36 months commencing on April 1, 2001, subject to continuing employment conditions. This additional consideration, which will be recorded as compensation expense, has not been reflected in these consolidated financial statements as the outcome of the contingent share consideration cannot be reasonably determined at this time.

The acquisition was accounted for using the purchase method.
                                                                             $
-------------------------------------------------------------------------------

Goodwill                                                            200,000
-------------------------------------------------------------------------------
                                                                    200,000
================================================================================

Consideration:
20,000 common stock                                                 100,000
Cash                                                                100,000
-------------------------------------------------------------------------------
Total Consideration                                                 200,000
================================================================================

g.  4COMM.com Inc.

On August 15, 2000, the Company entered into an agreement to purchase 100% of the outstanding common shares of 4COMM.com Inc, a company incorporated in Ontario, Canada in exchange for $218,867 and 140,618 exchangeable shares of the Company with an ascribed value of $457,037. In addition, 361,055 exchangeable shares with an ascribed value of $1,173,502 representing the first installment of contingent consideration was paid on closing. This transaction was consummated on August 25, 2000.

Exchangeable shares have economic rights, including the right to any dividend and voting attributes equivalent to the Company's common stock. The holders of the exchangeable shares have the right to receive Company common stock on a one for one basis.

4COMM.com is an information systems security provider and consultant offering software, hardware and support solutions and services. In addition there is contingent consideration of 1,444,220 exchangeable shares of the Company. As described above, 361,055 exchangeable shares were issued on closing. The remainder will be issued at the 12, 24 and 36 month anniversary dates.

This exchangeable share consideration will be released if the 12, 24, 36 month targets for gross revenue and earnings before interest and taxes are met. These targets are gross revenues of $3,500,000, $5,500,000 and $8,400,000 respectively and earnings before interest and tax of $600,000, $1,000,000 and $1,800,000 respectively.

The contingent exchangeable share consideration has not been reflected in these consolidated financial statements, as the outcome of this consideration cannot be reasonably determined at this time. This additional consideration will be recorded as employee and consultants base and goodwill as it becomes payable.

The acquisition has been accounted for using the purchase method. The purchase price was allocated to the net assets based on their estimated fair values as follows:

                                                                              $
--------------------------------------------------------------------------------

Employee & consultants base                                          960,392
Goodwill                                                             960,392
Other net assets acquired                                             28,622
--------------------------------------------------------------------------------
                                                                  $1,949,406
================================================================================

Consideration:
501,673 exchangeable shares                                        1,630,539
Cash                                                                 218,867
Acquisition costs                                                    100,000
--------------------------------------------------------------------------------
Total Consideration                                               $1,949,406
================================================================================

h.  General Network Services Inc.

On August 15, 2000, the Company entered into an agreement to purchase 100% of the outstanding common shares of General Network Services Inc (GNS), a company incorporated in Ontario, Canada in exchange for $290,541 and 110,894 exchangeable shares of the Company with an ascribed value of $385,135. This transaction was consummated on August 25, 2000.

Exchangeable shares have economic rights, including the right to any dividend and voting attributes equivalent to the Company's common stock. The holders of the exchangeable shares have the right to receive Company common stock on a one for one basis. These exchangeable shares issued on closing have been exchanged for common stock as at September 30, 2000.

GNS is a computer and electronic commerce network security consultant for national and international organizations offering software, hardware and support solutions and services.

In addition there is contingent consideration of 392,156 exchangeable shares of the Company to be issued on the 12 and 24 month anniversary dates subject to continued employment of key staff members.

The additional consideration has not been reflected in these consolidated financial statements, as the outcome of the contingent share consideration cannot be reasonably determined at this time. The additional share consideration will be recorded as compensation expense as it becomes payable.

The acquisition has been accounted for using the purchase method. The purchase price was allocated to the net assets based on their estimated fair values as follows:
                                                                               $
--------------------------------------------------------------------------------

Employee & consultants base                                          293,444
Goodwill                                                             293,445
Other net assets acquired                                            248,238
--------------------------------------------------------------------------------
                                                                    $835,127
================================================================================

Consideration:
110,894 exchangeable shares                                          385,135
Cash                                                                 290,541
Acquisition costs                                                    159,451
--------------------------------------------------------------------------------
Total Consideration                                                 $835,127
================================================================================

i.  Betach Systems Inc. and Betach Advanced Solutions Inc.

On August 22, 2000 the Company entered into an agreement to purchase 100% of the outstanding common shares of Betach Systems Inc. and Betach Advanced Solutions Inc. (the Betach companies), incorporated in Alberta, Canada, in exchange for 750,400 exchangeable shares of the Company with an ascribed value of $3,804,528. Exchangeable shares have economic rights, including the right to any dividend and voting attributes equivalent to the Company's common stock. The holders of the exchangeable shares have the right to receive Company common stock on a one for one basis. This transaction was consummated on August 22, 2000.

In addition, 400,000 warrants with an ascribed value of $1.14 were released on closing. The warrants include cashless exersise provisions and each warrant is exercisable into one share of common stock at an exercise price of $5.07. These warrants expire on August 22, 2005.

The Betach companies are full-service e-business solutions providers with expertise in three key areas: security and networking, e-commerce solutions, and knowledge management solutions.

There is contingent share consideration of 369,600 exchangeable shares of the Company to be released on the 12 month anniversary date. The contingent consideration is subject to the continued employment of certain key individuals and meeting the 12 month revenue target of $4,000,000.

The contingent share consideration has not been reflected in these consolidated financial statements, as the outcome of the contingent share consideration cannot be reasonably determined at this time. The additional share consideration will be recorded as employee and consultants base and goodwill as it becomes payable.

The acquisition will be accounted for using the purchase method. The purchase price was allocated to the net assets based on their estimated fair values as follows:
                                                                              $
--------------------------------------------------------------------------------

Employee & consultants base                                        2,170,780
Goodwill                                                           2,170,780
Other net assets acquired                                             18,968
--------------------------------------------------------------------------------
Net Assets Acquired                                                4,360,528
================================================================================

Consideration:
750,400 exchangeable shares                                        3,804,528
Value of warrants                                                    456,000
Acquisition costs                                                    100,000
--------------------------------------------------------------------------------
Total Consideration                                                4,360,528
================================================================================

j.  Proforma results

The following pro forma results of operations give effect to the acquisitions of Pace, SDTC, Offsite, Nucleus, DoctorVillage.com, 4Comm.com Inc, GNS and Betach as if the transactions had occurred January 1, 2000 and 1999 and include the amortization of goodwill and employee and consultants base calculated on a straight-line basis over a period of 3 years.


                                            Nine Months Ended                  Year Ended
                                      ---------------------------------------------------------------
                                      September 30,   September 30,   December 31,    December 31,
                                           2000            1999           1999            1998
                                            $               $               $              $
-----------------------------------------------------------------------------------------------------
REVENUE                                 10,966,046       7,345,487       9,379,362    1,772,285
-----------------------------------------------------------------------------------------------------

EXPENSES
Cost of sales                            4,273,471       4,142,217       5,143,886    1,604,394
Other costs and expenses                24,260,842       7,419,324      11,973,633    8,683,076
-----------------------------------------------------------------------------------------------------
                                        28,534,313      11,561,541      17,117,519   10,287,470
-----------------------------------------------------------------------------------------------------

Net loss                               (17,568,267)     (4,216,054)     (7,738,157)  (8,515,185)
-----------------------------------------------------------------------------------------------------

Net loss per common share                   (0.54)          (0.33)         (0.54)         (1.15)
-----------------------------------------------------------------------------------------------------


4. TERM DEPOSITS

The term deposits are on deposit with a Canadian Chartered Bank. The deposits, which earn interest at 2.95 percent per annum, have been pledged as collateral for certain corporate credit cards, and as such are not available for the Company's general use.

5. ACCOUNTS RECEIVABLE

Accounts Receivable are recorded at net of allowance for doubtful accounts of $530,636 (1999 - $1,120, 1998 - $0, and 1997 - $0).

6.  INVESTMENTS

Short Term Investment:

Short term investment is comprised of revenues receivable for the period ended September 30, 2000 in respect of e-Financial Depot.com, an entity in which certain directors were also directors and officers of the Company. This short term investment will be settled with common stock of e-Financial Depot.com. This common stock will be classified as shares available for sale and these shares will be carried at fair value.

Investment:

On January 6, 2000, the Company exercised its option to purchase 2,000,000 of Cobratech Industries Inc. common shares (25% of Cobratech) for $20,000, and granted Cobratech the exclusive right to market and sell the Company's products in Asia for a four year period commencing on October 19, 1999. The Company will receive a 25% royalty on all products sold by Cobratech. No royalties have been received to date. As Cobratech has issued additional common shares since January 6, 2000, JAWZ currently holds less than 20% of the outstanding Cobratech common shares. Accordingly, this investment has been recorded at cost.

7. EQUIPMENT AND LEASEHOLD IMPROVEMENTS


                                         September 30                  December 31
                                       ------------------------------------------------------------
                                             2000            1999          1998          1997
                                              $               $              $             $
---------------------------------------------------------------------------------------------------
Security equipment                         28,563           26,106               --            --
Furniture and fixtures                    774,921          206,785           31,758         3,480
Computer hardware                       1,660,392          367,301           47,371            --
Computer software                         178,332           32,703           13,162            --
Leasehold improvements                  1,245,770          184,637               --            --
---------------------------------------------------------------------------------------------------
                                        3,887,978          817,532           92,291         3,480
---------------------------------------------------------------------------------------------------
Less accumulated depreciation             495,122          118,297           13,461         1,160
---------------------------------------------------------------------------------------------------
Net book value                          3,392,856          699,235           78,830          2,320
===================================================================================================


8. INTANGIBLE ASSETS

Intangible assets includes cost of software licenses and goodwill and consultants base acquired from recent acquisitions.


                                               September 30, 2000
                                  ---------------------------------------------
                                                   Accumulated     Net Book
                                       Cost       amortization       Value
                                        $               $              $
-------------------------------------------------------------------------------

Employee and consultants base        14,042,665       2,422,532     11,620,133
Goodwill                             14,242,667       2,422,532     11,820,135
Software licenses                        59,451           2,974         56,477
-------------------------------------------------------------------------------
                                     28,344,783       4,848,038     23,496,745
================================================================================

                                  ---------------------------------------------

                                               December 31, 1999
                                  ---------------------------------------------
                                                   Accumulated     Net Book
                                       Cost       amortization       Value
                                        $               $              $
-------------------------------------------------------------------------------

Employee and consultants base      1,377,693           63,193     1,314,500
Goodwill                           1,377,693           63,193     1,314,500
Software licenses                         --               --            --
-------------------------------------------------------------------------------
                                   2,755,386          126,386     2,629,000
================================================================================

9. SHARE CAPITAL

Authorized
    95,000,000 common shares at $0.001 par value, including exchangeable shares
      5,000,000 preferred shares at $0.001 par value

Common stock issued

During 2000, 150,639 (1999 - 0, 1998 - 400,000) restricted common shares were issued for services provided by consultants. The shares were recorded at their estimated fair value of $720,459 (1999 - $0, 1998 - $200,000).

During 2000, 178,070 restricted common shares with a value of $812,355 were issued to a director and 178,070 common shares with a value of $812,355 were issued to a shareholder for services in relation to the establishment of the capital structure of the Company. 234,335 common shares with a value of $1,794,069 were issued to a shareholder as a result of the exercise of 250,000 stock options for no consideration. The number of shares issued was reduced from the number of shares originally granted in exchange for receiving no cash.

During 1999, the Company issued 141,000 and 11,999 common shares at $1.34 and $0.90 per common share respectively for a total of $199,739 in settlement of trade payables.

During 2000, the Company issued 30,166 common shares at $2.75 per common share for a total of $82,956 in settlement of trade payables.

During 1999, the Company issued 207,548 common shares as per the contracted terms, at $0.53 per common share or $110,000 for settlement of amounts outstanding to two directors for services provided. The expense has been included in general and administration expense [See note 9].

During 2000, the Company issued 113,208 common shares valued at $329,011 for settlement of amounts outstanding to a director for services provided.

Common stock held in escrow

Effective November 3, 1999, the Company placed 1,385,546 common shares in escrow relating to the acquisition of Pace. This escrow agreement was terminated by an agreement between the parties on August 4, 2000. On December 31, 1999, relating to the acquisition of SDTC, the Company placed an additional 38,071 common shares in escrow. In August 2000, the Company placed an additional 1,430,325 shares into escrow relating to the acquisition of GNS, 4COMM and the Betach companies.

Options

The Company is authorized to grant employees options to purchase up to an aggregate of common stock not in excess of 20% of the common stock issued and outstanding, at prices based on the market price of the shares as determined on the date of grant.


                                                                                 Weighted average
                                          Number of Options  Price per share      exercise price
                                                                     $                    $
Outstanding at December 31, 1997                 --                  --                   --
-------------------------------------------------------------------------------------------------
Granted                                         1,667,000       0.15 - 0.69             0.41
-------------------------------------------------------------------------------------------------
Outstanding at December 31, 1998                1,667,000       0.15 - 0.69             0.41
-------------------------------------------------------------------------------------------------
Granted                                         2,371,725       0.37 - 7.56             2.33
Exercised                                         (15,000)            0.15              0.15
Cancelled                                         (85,267)      0.15 - 0.98             0.41
-------------------------------------------------------------------------------------------------
Outstanding at December 31, 1999                3,938,458       0.15 - 7.56             3.02
-------------------------------------------------------------------------------------------------
Granted                                         1,829,453       2.56 - 13.25            5.02
Exercised                                        (713,669)      0.15 - 1.72             0.46
Cancelled                                        (274,415)      0.48 - 8.63             3.37
-------------------------------------------------------------------------------------------------
Outstanding at September 30, 2000               4,779,827       0.32 - 13.25            2.81
=================================================================================================


The weighted average remaining contractual life and weighted average exercise price of options outstanding and of options exercisable as of September 30, 2000 were as follows:


                        Options outstanding                                Options exercisable
-----------------------------------------------------------------------------------------------------
                                      Weighted
                                      average
                      Number of       remaining        Weighted                         Weighted
    Range of           options       contractual       average           Shares         average
 exercise prices     outstanding     life (years)   exercise price     exercisable   exercise price
        $                                                  $                                $
-----------------------------------------------------------------------------------------------------
   0.32 - 0.37          211,499          3.96           0.34           108,666         0.34
   0.48 - 0.87         1,252,500         2.91           0.61          1,062,833        0.59
   1.44 - 3.06         1,917,870         2.92           2.07          1,274,337        1.81
   3.28 - 7.88         1,208,778         3.61           5.54           15,184          7.56
  8.56 - 13.25          189,180          3.44           10.10            --             --
-----------------------------------------------------------------------------------------------------


The fair value of each option granted to date is estimated on the date of grant using the Black Scholes option-pricing model with the following assumptions: expected volatility of 133% (December 31, 1999 - 151%; September 30, 1999 - 167%; December 31, 1998 - 153%), risk-free interest rate of 6.50% (December 31, 1999 - 4.87%; September 30, 1999 - 4.87%; December 31, 1998 - 4.0%); no payment of common share dividends for all years; and expected life of 3 years (December 31, 1999 - 3 years; September 30, 1999 - 10 years; December 31, 1998 - 10 years). Had compensation cost for these plans been determined based upon the fair value at grant date, consistent with the methodology prescribed in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and net loss per common share for the three month period ended September 30, 2000 would have been $19,503,814 and $0.60 respectively (December 31, 1999 - $9,121,253 and $0.64; September 30, 1999
- $4,220,310 and $0.33; December 31, 1998 - $3,324,618 and $0.45 respectively).

During 1999 the Company granted a total of 500,000 options to two officers of the Company at an exercise price of $1.88 per share which was calculated based on the previous three months average price. The difference between the exercise price and the trading price on the day prior to the grant date has been recognized as compensation expense for the year ended December 31, 1999.

The weighted average fair value of options granted during 2000 was $5.02 (1999 - $2.32; 1998 - $0.41).

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

On July 17, 2000, the Company issued an additional 120,000 share purchase warrants which entitle the holder to purchase one share of common stock at an exercise price of $5.00 per share. Each warrant will expire on July 17, 2005. In addition, the investors received adjustable warrants to purchase a number of shares of common stock, at an exercise price of $0.001 per share. The number of commons stock to be purchased will be determined pursuant to a formula that is applied at three separate 40 day adjustment periods commencing between the 150th and 240th day following July 17, 2005. The terms of the adjustable warrants are consistent with the terms of the adjustable warrants issued on June 22, 2000 described in the previous paragraph.

On August 21, 2000, the Company issued 180,000 share purchase warrants in connection with an issuance of 600,000 shares which entitle the holder to purchase one share of common stock at an exercise price of $5.00 per share. Each warrant will expire on August 21, 2005.

In addition, the holders received adjustable warrants to purchase a number of shares of common stock, at an exercise price of $0.001 per share. The number of common stock to be purchased will be determined pursuant to a formula that is applied at three separate 40 day adjustment periods commencing between the 150th and 240th day following August 21, 2005. At each adjustment date, the holders will be entitled to purchase under the adjustable warrants a number of common stock equal to 33.33% of the common stock purchased, multiplied by the difference between the quotient of $5.00 divided by .89 and the average of the 10 lowest closing bid prices for the Company's common stock during the 40 trading day period preceding the applicable adjustment date.

10. RELATED PARTY TRANSACTIONS

Unless otherwise noted, all related party transactions have been recognized at their exchange amounts. Amounts due to/from related parties consist of the following amounts:


                                         September 30,    December 31,        December 31,     December 31,
                                              2000            1999               1998             1997
                                               $                $                   $               $
--------------------------------------------------------------------------------------------------------------
Due from related parties
Oxford Capital Corp.                           60,116             --                   --               --
ICONIX International Inc.                      58,513             --                   --               --
Bankton Financial Corp.                         8,009             --                   --               --
Futurelink Corp.                                   --          1,777               13,118               --
--------------------------------------------------------------------------------------------------------------
                                              126,638          1,777               13,118               --
==============================================================================================================

Due to related parties
Officers and stockholders                          --          4,821               43,588               --
Futurelink Corp.                              120,610         42,888               32,175               --
Willson Stationers Ltd.                            --             --                1,352               --
Directors                                     209,384        124,384              120,000               --
--------------------------------------------------------------------------------------------------------------
                                              329,994        172,093              197,115               --
==============================================================================================================

Due to stockholders
Thomson Kernaghan                              70,966            --                --               --
Other stockholders                                 --          2,066               74,717           78,159
--------------------------------------------------------------------------------------------------------------
                                               70,966          2,066               74,717           78,159
==============================================================================================================


General and administration expense for the period ended September 30, 2000, includes $184,203, (September 30, 1999 - $28,289; December 31, 1999 - $84,420;
December 31, 1998 - $76,612; December 31, 1997 - $nil) in fees associated with computer services provided by Futurelink Corp., an entity of which certain shareholders are also shareholders of the Company. The Company provided sales to Futurelink Corp. during the period ended September 30, 2000 in the amount of - $nil (September 30, 1999 - $2,925; December 31, 1999 - $1,777; December 31, 1998
- $13,118; December 31, 1997 - $nil).

General and administration expenses for the period ended September 30, 2000, includes $34,718 paid to eSupplies.com, an entity of which certain directors are also directors and officers of the Company.

Revenues for the period ended September 30, 2000 include $71,418 in respect of ICONIX International Inc., an entity in which a shareholder is also a shareholder in the Company.

General and administration expenses for the period ended September 30, 2000, includes $1,983 (September 30, 1999 - $11,858; December 31, 1999 - $20,508;
December 31, 1998 - $8,035) paid to Willson Stationers Ltd., an entity of which certain directors were also directors and officers of the Company.

During the period ended September 30, 2000, the Company expensed fees of $118,023 (December 31, 1999 - $22,714) associated with and for the benefit of the launch of IT Florida.com, a government sponsored taskforce, the chairman of which is also a director of the Company.

For the period ended September 30, 2000, general and administration expense includes $nil (September 30, 1999 - $198,168; December 31, 1999 - $233,643;
December 31, 1998 - $198,168; December 31, 1997 - $nil) of management fees to officers and stockholders of the Company for services provided. General and administration for the period ended September 30, 2000 includes $414,011 ( September 30, 1999 - $97,501; December 31, 1999 - $124,384; December 31, 1998 -
$33,333; December 31, 1997 - $nil) of directors fees.

Due to stockholders represents advances received by the Company. The amount due to Hampton Park Ltd., a company owned by a stockholder, incurred interest at 8% per annum and was repaid in 1999. The remaining amount due to stockholders does not bear interest and has no set repayment terms.

General and administrative expenses for the period ended September 30,2000 include $530,916 of consulting services provided by stockholders. $525,623 of the amount was settled in common stock of the company on April 5, 2000, April 6, 2000, July 1, 2000 and August 23, 2000. The Company also issued common stock to prepay consulting fees of $65,344 for the period from October to November 2000. $82,956 of leasehold improvements expense was settled in common stock of the Company on September 22, 2000.

The Company entered into an agreement to lease premises from a stockholder who is also an officer and director of the Company, commencing on November 1, 1998, for a five year term. The minimum rent is $7.33 per square foot per annum with 12,287 square feet of net rentable area. Additional rent is estimated at $3.88 per square foot of net rentable area per annum. The net rent expense recognized for the period ended September 30, 2000, that has been included in general and administration expense, $112,171 (September 30, 1999 - $67,870; December 31, 1999 - $129,611; December 31, 1998 - $3,991; December 31, 1997 - $nil). The
Company entered into a second lease agreement on April 1, 2000 to lease premises from a stockholder who is also an officer and director of the Company for a five year term. The minimum rent is $8.66 per square foot per annum with 11,445 square feet of net rentable area. Additional rent is estimated at $5.02 per square foot of net rentable area per annum. The net rent expense recognized for the period ended September 30, 2000 was $78,932.

Oxford Capital Corp. is an entity whose shareholders are also shareholders of the Company. For the period ended September 30, 2000, due from related parties was $58,476, which includes expense recoveries for salaries, rent and office expenses.

Bankton Financial Corp. is an entity whose shareholders are also shareholders of the Company. For the period ended September 30, 2000 due from related parties includes general expense recoveries of $15,976. General and administration expenses for the period ended September 30, 2000 includes $9,405 for administrative costs incurred on behalf of the Company.

11.  CONVERTIBLE DEBENTURES



                                                  September 30,      December 31,      December 31,
                                                       2000              1999              1998
                                                        $                 $                 $
------------------------------------------------------------------------------------------------------

Principal
Net balance outstanding, beginning of period           --               146,606                --
Funds advanced to date                                 --             1,100,000           420,000
Debentures converted during the period                 --            (1,246,606)         (210,000)
------------------------------------------------------------------------------------------------------
                                                       --                    --           210,000
------------------------------------------------------------------------------------------------------

Financing Fees
Fees paid on funds advanced to date                    --              (110,000)          (42,000)
Intrinsic value associated with equity
 component of debentures                               --                33,329            11,760
Fees paid through issuance of warrants to agent        --              (341,538)          (85,714)




Intrinsic value associated with equity
 component of debentures                               --               110,027            24,000
Amortization of financing fees to date                 --                75,601             5,158
Financing fees associated with debentures
 converted to date                                     --                    --            21,117
Amortization of financing fees on settlement
 of debt                                               --              (232,581)               --
------------------------------------------------------------------------------------------------------
                                                       --                    --           (65,679)
------------------------------------------------------------------------------------------------------

Interest Expense
Accrued interest expense                               --                77,323             2,285
Interest expense converted on settlement of
 debt                                                  --               (77,323)               --
------------------------------------------------------------------------------------------------------
Net balance outstanding, end of period                 --                    --           146,606
======================================================================================================


In September 1998 the Company entered into a debenture agreement to issue 10% convertible debentures up to a total of $2,000,000 which mature on October 31, 2001. The debentures were convertible, at the holders' option, into common shares of the Company at various prices as outlined in the agreement. The Company could prepay any or all of the outstanding principal amounts at any time, subject to the holders' right to convert into common shares. A financing fee of 10% was charged on the principal sum of each convertible debenture issued. Interest was payable in cash or common shares at maturity.

The agreement was amended in April 1999 to include, among others, an increase in the amount available from $2,000,000 to $5,000,000 and a reduction of the financing fee to 8% on the additional amount available.

The Company issued $420,000 of debentures in 1998 and an additional $1,100,000 during 1999. Amounts of $118,462 and $617,867, in 1998 and 1999 respectively, representing the intrinsic value of the conversion option, were recorded as additional paid in capital with an offsetting charge to interest expense. The portion of $152,000 of financing fees associated with the equity component of the debentures was recorded as a reduction to paid in capital. The remainder, which was recorded as a reduction of the debenture principal, was being amortized on a straight-line basis over the life of the debentures.

At the time of initial funding in 1998, the Company issued 1,428,572 common share purchase warrants (357,143 to the agent and 1,071,429 to the ultimate subscriber of the issue). Each warrant granted the holder the right to purchase one common share of the Company at $0.28 until October 31, 2001. The estimated value of the subscriber warrants, in the amount of $342,857, was recorded as additional paid in capital as they were exercisable upon issuance. The warrants issued to the agent, with an estimated value of $85,714, were treated as a financing fee; the portion thereof associated with the equity component of the debenture ($24,000) was charged to additional paid in capital. The remainder was being amortized on a straight-line basis over the life of the debentures. The debenture amendment in April, 1999 included the issuance of an additional 923,077 warrants which granted the holder the right to purchase one common share of the Company at $0.65. The estimated value of these warrants, in the amount of $341,538, was recorded as additional paid in capital, reduced by an offsetting amount of $110,027 attributable to the equity component of the debenture. The remainder was charged as a discount to debt and was being amortized on a straight-line basis over the life of the debentures.

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

12.  EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share is net loss for the period divided by the weighted average number of common shares outstanding. The effect on earnings
(loss) per share of the exercise of options and warrants, and the conversion of the convertible debentures is anti-dilutive.

The following table sets forth the computation of earnings (loss) per common share:


                                 Three Months Ended                               Year Ended
-------------------------------------------------------------------------------------------------------------------

                           September 30,    September 30,     December 31,    December 31,          December 31,
                               2000              1999             1999             1998                1997
                                 $                $                 $                $                   $
-------------------------------------------------------------------------------------------------------------------

Net loss                   (17,661,949)      (3,839,135)       (7,167,776)      (3,076,287)           (136,854)
-------------------------------------------------------------------------------------------------------------------

Basic and diluted
   loss per common
   share:
Weighted average number
   of common shares
   outstanding             32,491,914       12,837,302        14,342,053        7,405,421           4,000,000
-------------------------------------------------------------------------------------------------------------------
Net loss per common
   share - basic and
   diluted                    (0.54)            (0.30)           (0.50)             (0.42)             (0.03)
===================================================================================================================


13.  INCOME TAXES

The income tax benefit differs from the amount computed by applying the U.S. federal statutory tax rates to the loss before income taxes for the following reasons:


                                   Nine Months Ended                             Year Ended
                          --------------------------------------------------------------------------------------

                            September 30,    September 30,   December 31,       December 31,   December 31,
                                2000             1999            1999               1998           1997
                                  $                $               $                  $              $
----------------------------------------------------------------------------------------------------------------
                              (34%)             (34%)             (34%)            (34%)             (34%)

Income tax benefit at
   U.S. statutory rate      (6,004,939)       (1,305,306)       (2,437,044)     (1,045,938)          (46,530)
Increase (decrease) in
   taxes resulting from:
   Change in deferred
     tax asset valuation
     allowance               5,235,081         1,200,985         2,500,670       1,106,172            46,530
   Non-deductible
     expenses                2,048,503           338,887           322,810         128,162                --
   Foreign tax rate
     differences            (1,166,653)         (234,566)         (368,588)       (188,396)               --
   State tax rate
     differences              (164,113)               --             1,508              --                --
   Federal tax rate
     differences on
     opening assets             36,534                --                --              --                --
   Income not previously
     recognized                     --                --             2,439              --                --
   Foreign exchange             15,587                --           (21,795)             --                --
----------------------------------------------------------------------------------------------------------------
Income tax benefit                  --                --                --              --                --
================================================================================================================


For financial reporting purposes, loss before income taxes includes the following components:


                            Nine Months Ended                              Year Ended
                    ---------------------------------------------------------------------------------------

                      September 30,    September 30,   December 31,       December 31,   December 31,
                          2000             1999            1999               1998           1997
                            $                $               $                  $              $
-----------------------------------------------------------------------------------------------------------
Pre-tax loss:
   United States       (5,534,577)      (1,740,449)      (3,697,076)       (1,302,313)       (136,854)
   Foreign            (12,127,372)      (2,098,686)      (3,470,700)       (1,773,974)             --
-----------------------------------------------------------------------------------------------------------
                      (17,661,949)      (3,839,135)      (7,167,776)       (3,076,287)       (136,854)
===========================================================================================================


Future income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company's future tax assets are as follows:


                                        September 30,    December 31,       December 31,   December 31,
                                            2000             1999               1998           1997
                                              $                $                  $              $
-------------------------------------------------------------------------------------------------------------
Future tax assets:
   Net operating loss carryforwards       8,132,306        3,209,318            697,768              --
   Start-up costs                            21,714           28,694             37,999          46,333
   Depreciation                             263,051           45,549              5,807              --
   Organization costs                           936              591                394             197
   Debt issue costs                              --               --              5,137              --
   Finance costs                            326,025               --                 --              --
   Donations                                  1,603              435                 --              --
   Software costs                           142,818          368,785            405,597              --
-------------------------------------------------------------------------------------------------------------
Net future tax assets                     8,888,453        3,653,372          1,152,702          46,530
Valuation allowance                      (8,888,453)      (3,653,372)        (1,152,702)        (46,530)
-------------------------------------------------------------------------------------------------------------
Net future tax assets                            --               --                 --              --
=============================================================================================================


The Company has provided a valuation allowance for the full amount of future tax assets in light of its history of operating losses since its inception.

At September 30, 2000, the Company has U.S. operating losses carried forward of $8,349,000 which expire as follows:

                                                        $
                                                  --------------
                                   2018                 880,000
                                   2019               2,750,000
                                   2020               4,719,000

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

At September 30, 2000, the Company has non-capital losses carried forward for Canadian income tax purposes of $11,852,000. These losses expire as follows:

                                                        $
                                                  --------------
                                   2003                  46,000
                                   2004                   7,000
                                   2005                 884,000
                                   2006               3,527,000
                                   2007               7,388,000

14.  CAPITAL AND OPERATING LEASE OBLIGATIONS PAYABLE


The future minimum lease payments at September 30, 2000 under capital and operating leases are as follows:

                                                        Capital Leases      Operating Leases
-----------------------------------------------------------------------------------------------
2000                                                          31,132                261,820
2001                                                         124,528                972,564
2002                                                         109,509                926,623
2003                                                         100,882                744,378
2004                                                          59,860                578,224
2005                                                          24,215                371,564
-----------------------------------------------------------------------------------------------
Total future minimum lease payments                          450,126              3,855,173
                                                                          =====================
Less: imputed interest                                       (92,009)
--------------------------------------------------------------------------
Balance of obligations under capital leases                  358,117
Less: current portion                                        (86,711)
--------------------------------------------------------------------------
Long term obligation under capital leases                    271,406
==========================================================================


Rent expense was $428,166 for the period ended September 30, 2000 (September 30, 1999 - $180,840; December 31, 1999 - $269,004; December 31, 1998 - $29,637).

15.  NET CHANGE IN NON-CASH WORKING CAPITAL

                                  Nine Months Ended                             Year Ended
                          --------------------------------------------------------------------------------------

                           September 30,     September 30,     December 31,     December 31,     December 31,
                                2000             1999              1999             1998             1997
                                 $                $                 $                 $                $
----------------------------------------------------------------------------------------------------------------
Operating Activities
Accounts receivable         (3,517,085)        (413,895)         (331,582)           (7,243)               --
Short term investment       (2,398,146)              --                --                --                --
Prepaid expenses and
   deposits                   (214,086)          53,628            81,979          (132,956)           (7,500)
Due from related parties      (124,861)          13,118            11,341           (13,118)               --

Bank indebtness                193,999            --                --               --                    --
Accounts payable and
   accrued liabilities       2,342,204          469,347           799,691           395,624            32,976
Lease inducement               205,541            --                --               --                    --
Due to stockholder              68,900            --                --               --                    --
Due to related parties         157,901             (857)          (25,022)          197,115                --
----------------------------------------------------------------------------------------------------------------
                            (3,285,633)         121,341           536,407           439,422            25,476
----------------------------------------------------------------------------------------------------------------

Attributed to investing
   activities               (1,004,645)              --           257,214                --                --
Attributed to financing
   activities                       --               --                --                --                --
----------------------------------------------------------------------------------------------------------------
Attributed to operating
  activities                (4,290,278)         121,341           279,193           439,422            25,476
================================================================================================================


16.  SEGMENTED INFORMATION

The Company's activities include professional security consulting services, integration and installation of secure information systems, and remote data storage and recovery services. The activities are conducted in one operating segment and are carried out in three geographic segments as follows:


September 30, 2000

                                 Canada           U.S.             Total
                                   $               $                 $
--------------------------------------------------------------------------------

Loss information

Revenue                        5,816,142        1,190,613        7,006,755
Cost of sales                  2,266,061          410,684        2,676,745
Expenses                      15,719,550        3,604,693       19,324,243
--------------------------------------------------------------------------------
                             (12,169,469)      (2,824,764)     (14,994,233)
Corporate overheads                                             (2,667,716)
--------------------------------------------------------------------------------
Net loss                     (12,169,469)      (2,824,764)     (17,661,949)
--------------------------------------------------------------------------------

Selected balance sheet
  information
Equipment and leasehold
  improvements                 3,020,658          372,198        3,392,856
Goodwill and employee and
  consultants base            21,403,379         2,093,366       23,496,745
--------------------------------------------------------------------------------


September 30, 1999

                                Canada           U.S.              Total
                                  $                $                 $
--------------------------------------------------------------------------------

Loss information
Revenue                          372,630          --               372,630
Cost of sales                      2,066          --                 2,066
Expenses                       2,579,279          --             2,579,279
--------------------------------------------------------------------------------
                              (2,208,715)         --            (2,208,715)
Corporate overheads                                             (1,630,420)
--------------------------------------------------------------------------------
Net loss                     (2,208,715)          --            (3,839,135)
================================================================================
Selected balance sheet
  information
Equipment and leasehold
  improvements                  496,699            1,305           498,004
================================================================================

December 31, 1999

                                Canada           U.S.              Total
                                  $                $                 $
--------------------------------------------------------------------------------
Loss information
Revenue                           554,676         37,370           592,046
Cost of sales                       2,066             --             2,066
Expenses                        4,023,458         11,098         4,036,622
--------------------------------------------------------------------------------
                               (3,470,848)        26,272        (3,444,576)
Corporate overheads                                             (3,723,200)
--------------------------------------------------------------------------------
Net loss                                                        (7,167,776)
--------------------------------------------------------------------------------
Selected balance sheet
  information
Equipment and leasehold
  improvements                  547,886          151,349           699,235
Goodwill and employee and
consultants base              2,259,698          369,302         2,629,000
================================================================================



December 31, 1998

                                Canada           U.S.              Total
                                  $                $                 $
--------------------------------------------------------------------------------

Loss information

Revenue                           29,068          --               29,068
Cost of sales                    --               --                --
Expenses                       1,835,561          --            1,835,561
--------------------------------------------------------------------------------
                                                                (1,806,493)
Corporate overheads                                             (1,269,794)
---------------------------- ------------- ------------------ ----------------
Net loss                     (1,806,493)          --            (3,076,287)
--------------------------------------------------------------------------------

Selected balance sheet
  information
Equipment and leasehold
  improvements                   77,090            1740            78,830
Goodwill and employee and
consultants base                     --               --               --
================================================================================

17.  FINANCIAL INSTRUMENTS

Financial instruments comprising cash, and cash equivalents, term deposits, accounts receivable, amounts due to and from related parties, bank indebtedness, accounts payable and accrued liabilities, capital lease obligations, amounts due to related parties and amounts due to stockholders approximate their fair value. It is management's opinion that the Company is not exposed to significant currency risks arising from these financial instruments.

At September 30, 2000 approximately 62% of consolidated accounts receivable are due from a related party engaged in the business of internet delivery of financial services.

18.  RECENT PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivatives and Hedging Activities", which will be effective for fiscal years beginning after June 15, 2000. The Company does not expect this pronouncement to have a material effect.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 Revenue Recognition in Financial Statements, which will become effective December 31, 2000. The Company does expect the standard to have a material effect on its results, however an analysis has not been completed.

19.  COMPARITIVE FIGURES

Certain of the comparative figures have been reclassified to conform with the current period's presentation.

20.  SUBSEQUENT EVENTS

On October 2nd, 2000, in connection with the private placement financing agreement dated August 21, 2000, the Company issued 400,000 common shares for proceeds of $2,000,000. In connection with this private placement, the Company issued 120,000 share purchase warrants which entitle the holder to purchase one share of common stock at an exercise price of $5.00 per share. Each warrant will expire on August 21, 2005. In addition, the holders received adjustable warrants, pursuant to a formula, to purchase a number of shares of common stock, at an exercise price of $0.001 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

      JAWZ is currently the parent corporation of five subsidiaries. The two material operating companies are JAWZ Canada Inc. and JAWZ USA Inc. The third subsidiary is JAWZ Illinois, Inc., an Illinois corporation (formerly "Nucleus Consulting, Inc."). The other two subsidiaries, which are non-operating, are JAWZ Acquisition Corporation ("JAC") and JAWZ Acquisition Canada Corporation ("JACC"), whose sole purpose is to facilitate Canadian acquisitions.

      On July 1, 2000, JAWZ reorganized its corporate structure by migrating the parent company, JAWZ Inc., to the state of Delaware. In addition, JAWZ amalgamated four operating subsidiaries in Canada (JAWS Technologies Inc., an Alberta corporation ("JAWS Alberta"), JAWS Technologies (Ontario) Inc., an Ontario corporation ("JAWS Ontario"), Pace Systems Group Inc., an Ontario corporation ("PACE"), and Offsite Data Services Ltd., an Alberta corporation ("Offsite")) to form a single operating subsidiary in Canada, JAWZ Technologies Inc., an Alberta corporation ("JAWZ Canada"). JAWZ Canada is extra-provincially registered to carry on business in Ontario.

      During the last twelve months JAWZ has completed seven material acquisitions, acquiring PACE Systems Inc. (November 1999), SDTC (December 1999), Offsite Data Storage Inc. (January 2000), Nucleus Consulting Inc. (April 2000), General Network Systems Inc (August 2000), Betach Systems Inc and Betach Advanced Systems Inc. (August 2000), and 4COMM.com Inc. (August 2000).

      The shares of JAWZ common stock are included for quotation on the Nasdaq National Market under the symbol "JAWZ". As at September 30, 2000, JAWZ' International headquarters is located in Canada in Toronto, Ontario. JAWZ also has offices in Calgary, Alberta, Edmonton, Alberta and Ottawa, Ontario in Canada. In the United States JAWZ has offices located in Boston, Massachusetts, Fairfield, New Jersey, Chicago, Illinois and Pasadena, California.

      JAWZ is organized under a vertical business model, with the six target verticals, namely Financial Services, Health Care, Cyber-crime & Forensics, Government, Telecommunications (which includes ISP's and ASP's), and Strategic & Emerging Markets.

      Both of JAWZ two primary operating subs, JAWZ Canada and JAWZ USA, specialize in the field of end-to-end information security, providing consulting services and software solutions to minimize the threats to clients' information and communications. The overall strategic goal for JAWZ is to consolidate the highly fragmented information security industry, achieve increasing economies of scale through the acquisition of high growth, emerging market firms and integrate such firms through centralized administration and planning. Through industry and management expertise, JAWZ attempts to ensure that acquired firms receive the capital and corporate planning necessary to maximize the growth potential within each information security niche.

      JAWZ has also developed or purchased several strategic horizontal product or service offerings that it offers to its customers across all verticals. These horizontal offerings include managed services (which includes JAWZ Secure Network Storage offering) and managed security services, professional services and professional security services, JAWZ products and best-of-breed third party products.

      In addition to the vertical model outlined above, and a horizontal offering across all verticals, JAWZ has also developed several Centers of Excellence. At its offices in Calgary, Alberta, JAWZ Canada develops proprietary encryption software using what is currently one of the world's strongest encryption algorithms, L5, to secure binary data in various forms, including streamlining or blocking data. JAWZ Secure Network Storage offers secure, fully automated on-line backup, retrieval and storage services through the Internet from its data center in

Calgary. At its offices in Toronto, JAWZ provides financial information technology security solutions services, including services in the area of payment systems, including POS/ABM EFT switch implementation, point of sale application and device integration, network architecture and design, system integration and project management.

Results of Operations

Three months ended September 30, 2000 (third fiscal quarter 2000) compared with the three months ended September 30, 2000 (third fiscal quarter 1999)

      JAWZ' total revenue increased by 1,021%, or $3,699,962, to $4,062,412 for the three months ended September 30, 2000 from $362,450 in the three months ended September 30, 1999. This increase is primarily a result of two key factors. Roughly 50% of the revenue for the quarter was derived from the continuation of the eFinancial Depot.com contract and the start of the CU Connect contract. The second key factor is the integration and subsequent growth associated with acquisitions of JAWZ (including PACE Systems, SDTC, Offsite, Nucleus, General Network Systems, Betach Systems, Betach Advanced Systems and 4COMM.com).

      Cost of sales increased to $1,796,634 for the three months ended September 30, 2000 from $0 in the three months ended September 30, 1999. This increase is directly related to the increase in revenue discussed above and the direct and identifiable costs associated with generating that business recorded as a cost of sales.

      Selling, general and administrative expenses increased 259% to $5,325,509 for the three months ended September 30, 2000 from $1,482,150 in the three months ended September 30, 1999. This increase is primarily a result of the continued growth of JAWZ' operations including geographic expansion, moving JAWZ' products toward and into the commercialization stage and the expenses related to the preparation of various marketing and sales documents and materials, wages and benefits, requirements for office space, supplies and other office related expenses.

      Advertising and promotion expenses increased 247% to $172,390 for the three months ended September 30, 2000 from $49,631 in the three months ended September 30, 1999. This increase is primarily a result of increased sales and marketing activities related to moving JAWZ' products toward and into the commercialization stage based on JAWZ vertical and geographical product and consulting services strategies.

      Interest expense, financing fees and amortization of debt discount increased 54% to $322,540 for the three months ended September 30, 2000 from $209,099 for the three months ended September 30, 1999. This increase is due primarily to underwriting fees associated with the private placements transactions that occurred during the quarter.

      Amortization expense was $1,977,569 for the three months ended September 30, 2000 as compared to $0 for the three months ended September 30, 1999. This increase was due to the amortization of goodwill and employee and consultants base associated with JAWZ' acquisitions of Pace Systems, SDTC, Offsite, Nucleus, Betach, GNS, and 4COMM.

      JAWZ' net loss for the three months ended September 30, 2000 was $6,647,121 as compared with $1,406,025 for the three months ended September 30, 1999. This increase in the net loss is primarily due to the continued growth of JAWZ' operations, moving JAWZ products toward and into the commercialization stage. This includes geographic expansion and the expenses related to the preparation of various marketing and sales documents and materials, payment of wages and benefits, requirements for office space, supplies and other office related expenses.

Nine months ended September 30, 2000 compared with the Nine Months ended September 30, 1999

      JAWZ' total revenue increased by $6,634,125 (1,780%) to $7,006,755 for the nine months ended September 30, 2000 from $372,630 in the nine months ended September 30, 1999. This increase is primarily a result of two key factors. Approximately 40% of the revenue was derived from the eFinancial Depot.com contract and the CU Connect contract. The second key factor is the integration and subsequent growth associated with acquisitions of JAWZ (including PACE Systems, SDTC, Offsite, Nucleus, General Network Systems, Betach Systems, Betach Advanced Systems and 4COMM.com).

      Cost of sales increased to $2,676,745 for the nine months ended September 30, 2000 from $0 in the nine months ended September 30, 1999. This increase is directly related to the increase in revenue above and the direct and identifiable costs associated with generating that business recorded as a cost of sales.

      Selling, general and administrative expenses increased 369% to $13,995,452 for the nine months ended September 30, 2000 from $2,984,744 in the nine months ended September 30, 1999. This increase is primarily a result of the continued growth of JAWZ' operations including geographic expansion, moving JAWZ products toward and into the commercialization stage and the expenses related to the preparation of various marketing and sales documents and materials, wages and benefits, requirements for office space, supplies and other office related expenses.

      Advertising and promotion expenses increased 439% to $1,264,102 for the nine months ended September 30, 2000 from $234,398 in the nine months ended September 30, 1999. This increase is primarily due to increased sales and marketing activities related to moving JAWZ' products toward and into the commercialization stage based on JAWZ vertical and geographical product and consulting services strategies.

      Interest expense, financing fees and amortization of debt discount decreased by approximately 63% to $337,329 for the nine months ended September 30, 2000 from $914,913 for the nine months ended September 30, 1999. This decrease is due to the retirement of the convertible debentures (which occurred in November, 1999) and the associated accelerated amortizations of the deferred financing fees and debt discount.

      Amortization expense was $4,721,652 for the nine months ended September 30, 2000 as compared to $0 for the nine months ended September 30, 1999. This increase is primarily due to the amortization of goodwill and employee and consultants base associated with JAWZ' acquisitions.

      JAWZ' net loss for the nine months ended September 30, 2000 was $17,661,949 as compared with $3,839,135 for the nine months ended September 30, 1999. This increase in the net loss is primarily due to the continued growth of JAWZ' operations, moving JAWZ products toward and into the commercialization stage. This includes geographic expansion and the expenses related to the preparation of various marketing and sales documents and materials, payment of wages and benefits, requirements for office space, supplies and other office related expenses.

Litigation

      Except as provided in Part II, Item 1 of JAWZ' Quarterly Report on form 10-Q, filed with the SEC on August 17, 2000, JAWZ is not a party to any material pending legal proceedings other than ordinary routine litigation incidental to the business of JAWZ which JAWZ does not believe is material.

Liquidity and Capital Resources

      Net cash used in operations for the nine months ended September 30, 2000 was $15,783,938, compared with $4,170,626 as of December 31, 1999. These increases are a result of the increased expenses incurred as noted above.

      Cash and cash equivalents on hand at September 30, 2000 was $1,202,801, compared with $8,430,701 at December 31, 1999. During the nine month period ended September 30, 2000, JAWZ completed four private placements. The first private placement financing of approximately $2,500,000 gross proceeds on February 23, 2000, and an additional private placement for $4,000,000 gross proceeds on June 22, 2000, the third and fourth private placements were for $5,000,000 (each) gross proceeds, which were received through out the period (together, the "Private Placement Transactions"). In addition, several options and warrants were exercised during the nine month period ending September 30, 2000. These funds were used to fund current and anticipated losses from operations. These funds will continue to be deployed primarily to fund operations.

      JAWZ has experienced net losses over the past three years and as of September 30, 2000, had an accumulated deficit of approximately $28.0 million. These losses are attributable to both cash losses and losses resulting from costs incurred in the development of JAWZ' services and infrastructure as well as non-cash interest and amortization charges. JAWZ expects operating losses to continue for the foreseeable future as it continues to develop and promote its services. Until such time as the Company achieves profitability and positive cash flow, JAWZ believes that its existing cash and marketable securities balances will be sufficient to fund JAWZ' operations through the near future. In order to develop and promote its services and products, JAWZ will need, and is considering, financing beyond this period including strategic partnerships, public or private equity and/or debt financing. No assurance can be given, however, that JAWZ will be able to obtain additional financing on terms acceptable to the Company, if at all. If JAWZ fails to obtain financing, or fails to obtain financing on terms favorable to JAWZ, JAWZ may be unable to continue to complete the commercialization of its products, or continue its current operations as presently conducted, if at all.

      Accounts payable and accrued liabilities have increased 209% to $3,460,725 as of September 30, 2000 as compared to $1,118,521 as of December 31, 1999. These increases are a result of the efforts of management to increase sales revenue and grow JAWZ' operations and are consistent with the other expense increases in the first nine months of the year 2000. JAWZ has anticipated and budgeted for these increases to provide for the growth of operations.

      Through acquisition, JAWZ has purchased a line of credit outside of trade accounts, which JAWZ is in the process of retiring. JAWZ has not used any other debt instruments to date, other than long-term capital leases and Thomson Kernaghan's convertible debentures which were converted to equity.

                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities.

      On August 22, 2000, JAWZ, entered into a Share Purchase Agreement (the "Betach Agreement") with JAWS Acquisition Canada Corp., an Alberta, Canada corporation and a wholly-owned subsidiary of JAWZ ("JACC"), and each of the other parties signatory thereto, pursuant to which JACC issued 1,120,000 JACC exchangeable shares (the "Exchangeable Shares") to the shareholders of both Betach Systems Inc. ("BSI") and the shareholders of Betach Advanced Solutions Inc. ("BASI"), in exchange for 100% of the outstanding shares of BSI and BASI. This transaction was consummated on September 7, 2000. Each Exchangeable Share is exchangeable into one share of common stock of JAWZ pursuant to the terms set forth in the relevant transaction documents.

      Of the 1,120,000 Exchangeable Shares issued to the BSI and BASI shareholders, holders of 375,335 Exchangeable Shares have certain registration rights set forth in the Betach Agreement. Within 90 days of the closing, JAWZ has agreed to include 373,335 shares of JAWZ common stock in a registration statement to be filed with the Securities and Exchange Commission to register the resale of such shares of JAWZ common stock in accordance with the Securities Act of 1933, as amended. Upon effectiveness of such registration statement, holders of the Exchangeable Shares can exchange such shares for shares of JAWZ common stock, and may, subject to certain limitations, effect the resale thereof.

      Of the 1,120,000 Exchangeable Shares issued to the BSI and BASI shareholders, JAWZ has placed 369,600 Exchangeable Shares in escrow, to be released on the first anniversary of the closing date subject to certain revenue targets.

On August 15, 2000, JAWZ entered into a Share Purchase Agreement with JACC, and each of the other parties signatory thereto (the "4COMM Agreement"), pursuant to which JAWZ, through JACC, agreed to acquire all of the outstanding shares of common stock of 4COMM.com Inc. ("4COMM"). This acquisition was consummated on August 25, 2000. Pursuant to the 4COMM Agreement, JACC issued to the shareholders of 4COMM 501,673 JACC shares exchangeable into shares of common stock of JAWZ and placed 1,083,165 of these exchangeable shares in escrow. These exchangeable shares, valued at US$3.2502 per exchangeable share, are releasable, subject to certain earn-out provisions, to the shareholders of 4COMM. These exchangeable shares will be released from escrow as follows: 1/3 on the first anniversary of the closing date of the 4COMM acquisition, 1/3 on the second anniversary of the closing date, and 1/3 on the third anniversary of the closing date.

      On August 15, 2000, JAWZ entered into a Share Purchase Agreement with JACC and each of the other parties signatory thereto (the "GNS Agreement"), pursuant to which JAWZ, through JACC, agreed to acquire all of the outstanding shares of common stock of General Network Services Inc. ("GNS"). This acquisition was consummated on August 25, 2000. Pursuant to the GNS Agreement, JACC issued to the shareholders of GNS 110,894 restricted shares of JAWZ common stock and placed 392,156 shares exchangeable into shares of common stock of JAWZ to be delivered into escrow for release to the selling shareholders over a period of two years, with the number of exchangeable shares to be released dependent upon certain performance requirements of two key GNS employees over that same period.

      On June 22, 2000, JAWZ completed a private placement transaction with two institutional investors. Pursuant to a registration rights agreement entered into in connection with this transaction, the investors were obligated to purchase an additional 400,000 shares of common stock in exchange for a purchase price of $2,000,000. This placement was consummated on July 17, 2000. The investors also received warrants to purchase 120,000 shares of JAWZ common stock at an exercise price of $5.00 per share.

      In connection with this transaction, the investors also received five-year adjustable warrants to purchase shares of JAWS common stock at an exercise price of $.001 per share. The exact number of shares is to be determined using a formula that is applied at three separate 40 day adjustment periods commencing between the 150th and 240th day following June 22, 2000.

      In addition to the foregoing, JAWZ has granted these investors certain demand and "piggyback" registration and related rights in respect of the shares of common stock purchased and those shares underlying the warrants and adjustable warrants.

      On August 21, 2000, in connection with a private placement financing agreement entered into on August 21, 2000, JAWZ issued 600,000 shares of common stock a warrant to purchase 180,000 shares of common stock of JAWZ at an exercise price of $5.00 per share, for an aggregate price of $3,000,000. Each warrant will expire on August 21, 2005. In addition, each investor is entitled to receive a number of warrants adjustable pursuant to a formula to purchase a number of shares of common stock at an exercise price of $0.001 per share.

      Additionally, pursuant to the same agreement, on October 2, 2000, JAWZ issued 400,000 additional shares of common stock and 120,000 purchase warrants which entitle the holder to purchase one share of common stock at an exercise price of $5.00 per share, for an aggregate price of $2,000,000.

      In each case set forth in this Part II, Item 2, the securities were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, under Regulation S. Each person who received shares of JAWZ, or shares exchangeable for shares of common stock of JAWZ, warranted to JAWZ it was not a "U.S. Person", as such term is defined in Rule 92(k) of Regulation S, that the securities have not been offered to it in the United States and that offers of securities of JAWZ shall not be made to "U.S. Persons" for a period of one year from the closing of all debentures offered pursuant to the agreement.

Item 4. Submission of Matters to a Vote of Security Holders.

      On September 29, 2000 JAWZ amended its certificate of incorporation to change its name from "JAWS Technologies, Inc." to "JAWZ Inc." Such amendment was effected after obtaining requisite stockholder approval at a meeting of the stockholders held on September 29, 2000, at the offices of Paul, Hastings, Janofsky & Walker LLP, 399 Park Avenue, New York, New York 10022, counsel to JAWZ. At the stockholders meeting, 18,904,025 shares were entitled to a vote and 18,904,025 shares were voted in favor of the name change and there were no votes against (or abstaining from voting for or against) the name change. The name change was approved by JAWZ' board of directors.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

      3.1(1) Articles of Incorporation of "e-biz" solutions, inc. (now JAWS Inc., a Nevada corporation), dated January 27, 1997.

      3.2(2) Certificate of Amendment of Articles of Incorporation of JAWS Technologies, Inc., a Nevada corporation (now JAWZ Inc., a Nevada corporation), dated March 30, 1998, changing the name of E-Biz to JAWS Technologies, Inc.

      3.3(3) Certificate of Amendment of Articles of Incorporation of JAWS Technologies, Inc., a Nevada corporation, increasing the total number of common stock which JAWZ is allowed to issue from 20,000,000 to 95,000,000.

      3.4(4) Bylaws of "e-biz" solutions, inc. (now JAWS, Inc., a Delaware corporation), dated January 27, 1997.

      3.5(5) Certificate of Incorporation of JAWS Technologies, Inc., a Delaware corporation, dated April 28, 2000.

      3.6 Certificate of Amendment to Certificate of Incorporation of JAWS Technologies, Inc., a Delaware corporation, dated September 29, 2000, changing the name of JAWS Technologies, Inc. to JAWZ Inc.

      4.1(6) Investment Agreement by and between JAWS Technologies, Inc., a Nevada corporation, and Bristol Asset Management LLC dated August 27, 1998 and letter of termination.

      4.2(7) Debenture Acquisition Agreement by and between JAWS Technologies, Inc., a Nevada corporation, and Thomson Kernaghan & Co. Limited, dated September 25, 1998.

      4.3(8) Amendment No. 1 to Debenture Purchase Agreement by and between JAWS Technologies, Inc. and Thomson Kernaghan & Co. Limited, dated April 27, 1999.

-------------------
1 Incorporated by reference to Exhibit 3.1 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
2 Incorporated by reference to Exhibit 3.2 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
3 Incorporated by reference to Exhibit 3.3 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
4 Incorporated by reference to Exhibit 3.4 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
5 Incorporated by reference to Exhibit 3.4 of the Company's Form S-1/A (File No. 333-38088), filed with the SEC on July 13, 2000.
6 Incorporated by reference to Exhibit 4.1 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
7 Incorporated by reference to Exhibit 4.2 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
8 Incorporated by reference to Exhibit 4.3 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.

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

      4.7(12) Form of Warrant issued by JAWZ in connection with the Private Placement Transaction.

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

-------------------
9 Incorporated by reference to Exhibit 4.4 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
10 Incorporated by reference to Exhibit 4.5 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
11 Incorporated by reference to Exhibit 4.6 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
12 Incorporated by reference to Exhibit 4.7 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
13 Incorporated by reference to Exhibit 4.8 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
14 Incorporated by reference to Exhibit 4.9 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
15 Incorporated by reference to Exhibit 4.10 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
16 Incorporated by reference to Exhibit 4.11 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
17 Incorporated by reference to Exhibit 10.13 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
18 Incorporated by reference to Exhibit 4.13 of the Company's Form 10-K405, filed with the SEC on March 24, 2000.

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

      10.1(22) Securities Purchase Agreement, dated as of June 22, 2000, among JAWS Technologies, Inc. and investors signatory thereto.

      10.2(23) Registration Rights Agreement, made and entered into as of June 22, 2000, among JAWS Technologies, Inc. and the investors signatory thereto.

      10.3(24) Share Purchase Agreement, dated August 15, 2000, among JAWS Technologies, Inc., JAWS Acquisition Canada Corp., 4Comm. com, Inc., and other signatories thereto.

      10.4(25) Share Purchase Agreement, dated August 15, 2000, among JAWS Technologies, Inc., JAWS Acquisition Canada Corp.,General Network Services - GNS Inc., and other signatories thereto.

      10.5(26) Registration Right Agreement, dated August 15, 2000, between JAWS Technologies, Inc. and the Vendors signatories thereto.

      10.6(27) Support Agreement, dated August 1, 2000 between JAWS Technologies, Inc. and JAWS Acquisition Canada Corp.

      10.7(28) Voting and Exchange Trust Agreement, dated August 1, 2000, among JAWS Technologies, Inc. and JAWS Acquisition Canada Corp. and Montreal Trust Company of Canada.

-------------------
19 Incorporated by reference to Exhibit 4.14 of the Company's Form 10-K405, filed with the SEC on March 24, 2000.
20 Incorporated by reference to Exhibit 10.14 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
21 Incorporated by reference to Exhibit 4.16 of the Company's Form 10-K405, filed with the SEC on March 24, 2000.
22 Incorporated by reference to Exhibit 10.19 of the Company's Form S-1/A (File No. 333-38088), filed with the SEC on July 13, 2000.
23 Incorporated by reference to Exhibit 10.20 of the Company's Form S-1/A (File No. 333-38088), filed with the SEC on July 13, 2000.
24 Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K, filed with the SEC on September 11, 2000.
25 Incorporated by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K, filed with the SEC on September 11, 2000.
26 Incorporated by reference to Exhibit 2.3 of the Company's Current Report on Form 8-K, filed with the SEC on September 11, 2000.
27 Incorporated by reference to Exhibit 2.4 of the Company's Current Report on Form 8-K, filed with the SEC on September 11, 2000.
28 Incorporated by reference to Exhibit 2.5 of the Company's Current Report on Form 8-K, filed with the SEC on September 11, 2000.

      10.8(29) Share Purchase Agreement, dated August 22, 2000, among JAWZ Technologies, Inc., JAWS Acquisition Canada Corp., the shareholders of Betach Systems Inc., and the shareholders of Betach Advanced Solutions Inc.

      10.9(30) Form of Warrant Certificate made by JAWS Technologies, Inc.in favor of the shareholders of Betach Systems Inc. and the shareholders of Betach Advanced Solutions Inc.

      10.10(31) List of warrant holders with respect to whom JAWZ issued warrants pursuant to the Form of Warrant Certificate set forth in Exhibit 4.1: Randy Walinga, Stephanie Muzyka, Lawrence Gordey and Soon Chong.

      27.1      Financial Data Schedule.





(b) Reports on Form 8-K

         A current report on Form 8-K was filed by the Company on September 11, 2000, reporting the acquisition of all the issued and outstanding capital stock of 4COMM.com Inc and the acquisition of all the issued and outstanding capital stock of General Network Services, Inc.

         A current report on Form 8-K was filed by the Company on September 18, 2000, reporting the acquisition of all the issued and outstanding capital stock of Betach Systems Inc. and Betach Advanced Solutions, Inc.

         An amendment to a current report on Form 8-K/A1 was filed by the Company on November 1, 2000, amending the Current Report on Form 8-K, dated September 11, 2000 and its Current Report on Form 8-K dated September 18, 2000, by updating certain financial statements.



-------------------
29 Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K, filed with the SEC on September 18, 2000.
30 Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K, filed with the SEC on September 18, 2000.
31 Incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K, filed with the SEC on September 18, 2000.

                                   SIGNATURES

   In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             JAWZ INC.

Date:  November 14, 2000
                                             By:      /s/ Robert J. Kubbernus
                                                    --------------------------

                                                Name:  Robert J. Kubbernus
                                               Title:  Chairman of the Board,
                                                       President and Chief
                                                       Executive Officer
                                                       (Principal Executive
                                                       Officer):


Date: November 14, 2000

                                             By:      /s/ Riaz Mamdani
                                                    --------------------------

                                                 Name:  Riaz Mamdani
                                                Title:  Chief Financial Officer
                                                        (Principal Financial and
                                                        Accounting Officer)

                                  EXHIBIT INDEX

      Exhibit                       Description


      3.1(1) Articles of Incorporation of "e-biz" solutions, inc. (now JAWS Inc., a Nevada corporation), dated January 27, 1997.

      3.2(2) Certificate of Amendment of Articles of Incorporation of JAWS Technologies, Inc., a Nevada corporation (now JAWZ Inc., a Nevada corporation), dated March 30, 1998, changing the name of E-Biz to JAWS Technologies, Inc.

      3.3(3) Certificate of Amendment of Articles of Incorporation of JAWS Technologies, Inc., a Nevada corporation, increasing the total number of common stock which JAWZ is allowed to issue from 20,000,000 to 95,000,000.

      3.4(4) Bylaws of "e-biz" solutions, inc. (now JAWS, Inc., a Delaware corporation), dated January 27, 1997.

      3.5(5) Certificate of Incorporation of JAWS Technologies, Inc., a Delaware corporation, dated April 28, 2000.

      3.6 Certificate of Amendment to Certificate of Incorporation of JAWS Technologies, Inc., a Delaware corporation, dated September 29, 2000, changing the name of JAWS Technologies, Inc. to JAWZ Inc.

      4.1(6) Investment Agreement by and between JAWS Technologies, Inc., a Nevada corporation, and Bristol Asset Management LLC dated August 27, 1998 and letter of termination.

      4.2(7) Debenture Acquisition Agreement by and between JAWS Technologies, Inc., a Nevada corporation, and Thomson Kernaghan & Co. Limited, dated September 25, 1998.

      4.3(8) Amendment No. 1 to Debenture Purchase Agreement by and between JAWS Technologies, Inc. and Thomson Kernaghan & Co. Limited, dated April 27, 1999.

-------------------
1 Incorporated by reference to Exhibit 3.1 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
2 Incorporated by reference to Exhibit 3.2 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
3 Incorporated by reference to Exhibit 3.3 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
4 Incorporated by reference to Exhibit 3.4 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
5 Incorporated by reference to Exhibit 3.4 of the Company's Form S-1/A (File No. 333-38088), filed with the SEC on July 13, 2000.
6 Incorporated by reference to Exhibit 4.1 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
7 Incorporated by reference to Exhibit 4.2 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
8 Incorporated by reference to Exhibit 4.3 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.

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

      4.7(12) Form of Warrant issued by JAWZ in connection with the Private Placement Transaction.

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

-------------------
9 Incorporated by reference to Exhibit 4.4 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
10 Incorporated by reference to Exhibit 4.5 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
11 Incorporated by reference to Exhibit 4.6 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
12 Incorporated by reference to Exhibit 4.7 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
13 Incorporated by reference to Exhibit 4.8 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
14 Incorporated by reference to Exhibit 4.9 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
15 Incorporated by reference to Exhibit 4.10 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
16 Incorporated by reference to Exhibit 4.11 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
17 Incorporated by reference to Exhibit 10.13 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
18 Incorporated by reference to Exhibit 4.13 of the Company's Form 10-K405, filed with the SEC on March 24, 2000.

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

      10.1(22) Securities Purchase Agreement, dated as of June 22, 2000, among JAWS Technologies, Inc. and investors signatory thereto.

      10.2(23) Registration Rights Agreement, made and entered into as of June 22, 2000, among JAWS Technologies, Inc. and the investors signatory thereto.

      10.3(24) Share Purchase Agreement, dated August 15, 2000, among JAWS Technologies, Inc., JAWS Acquisition Canada Corp., 4Comm. com, Inc., and other signatories thereto.

      10.4(25) Share Purchase Agreement, dated August 15, 2000, among JAWS Technologies, Inc., JAWS Acquisition Canada Corp.,General Network Services - GNS Inc., and other signatories thereto.

      10.5(26) Registration Right Agreement, dated August 15, 2000, between JAWS Technologies, Inc. and the Vendors signatories thereto.

      10.6(27) Support Agreement, dated August 1, 2000 between JAWS Technologies, Inc. and JAWS Acquisition Canada Corp.

      10.7(28) Voting and Exchange Trust Agreement, dated August 1, 2000, among JAWS Technologies, Inc. and JAWS Acquisition Canada Corp. and Montreal Trust Company of Canada.

-------------------
19 Incorporated by reference to Exhibit 4.14 of the Company's Form 10-K405, filed with the SEC on March 24, 2000.
20 Incorporated by reference to Exhibit 10.14 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
21 Incorporated by reference to Exhibit 4.16 of the Company's Form 10-K405, filed with the SEC on March 24, 2000.
22 Incorporated by reference to Exhibit 10.19 of the Company's Form S-1/A (File No. 333-38088), filed with the SEC on July 13, 2000.
23 Incorporated by reference to Exhibit 10.20 of the Company's Form S-1/A (File No. 333-38088), filed with the SEC on July 13, 2000.
24 Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K, filed with the SEC on September 11, 2000.
25 Incorporated by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K, filed with the SEC on September 11, 2000.
26 Incorporated by reference to Exhibit 2.3 of the Company's Current Report on Form 8-K, filed with the SEC on September 11, 2000.
27 Incorporated by reference to Exhibit 2.4 of the Company's Current Report on Form 8-K, filed with the SEC on September 11, 2000.
28 Incorporated by reference to Exhibit 2.5 of the Company's Current Report on Form 8-K, filed with the SEC on September 11, 2000.

      10.8(29) Share Purchase Agreement, dated August 22, 2000, among JAWZ Technologies, Inc., JAWS Acquisition Canada Corp., the shareholders of Betach Systems Inc., and the shareholders of Betach Advanced Solutions Inc.

      10.9(30) Form of Warrant Certificate made by JAWS Technologies, Inc.in favor of the shareholders of Betach Systems Inc. and the shareholders of Betach Advanced Solutions Inc.

      10.10(31) List of warrant holders with respect to whom JAWZ issued warrants pursuant to the Form of Warrant Certificate set forth in Exhibit 4.1: Randy Walinga, Stephanie Muzyka, Lawrence Gordey and Soon Chong.

      27.1      Financial Data Schedule.





(b) Reports on Form 8-K

         A current report on Form 8-K was filed by the Company on September 11, 2000, reporting the acquisition of all the issued and outstanding capital stock of 4COMM.com Inc and the acquisition of all the issued and outstanding capital stock of General Network Services, Inc.

         A current report on Form 8-K was filed by the Company on September 18, 2000, reporting the acquisition of all the issued and outstanding capital stock of Betach Systems Inc. and Betach Advanced Solutions, Inc.

         An amendment to a current report on Form 8-K/A1 was filed by the Company on November 1, 2000, amending the Current Report on Form 8-K, dated September 11, 2000 and its Current Report on Form 8-K dated September 18, 2000, by updating certain financial statements.



-------------------
29 Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K, filed with the SEC on September 18, 2000.
30 Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K, filed with the SEC on September 18, 2000.
31 Incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K, filed with the SEC on September 18, 2000.

                                                                   Exhibit 3.6
                            CERTIFICATE OF AMENDMENT
                                       OF
                          CERTIFICATE OF INCORPORATION
                                       OF
                             JAWZ TECHNOLOGIES, INC.

                      ----------------------------------
                  Adopted in accordance with the provisions
                  of Section 242 of the General Corporation
                          Law of the State of Delaware
                      ----------------------------------

             JAWZ Technologies, Inc., a corporation organized under the laws of the State of Delaware (the "Corporation"), pursuant to Section 242 of the General Corporation Law of the State of Delaware (the "DGCL"), hereby certifies as follows:

      FIRST: that the Certificate of Incorporation of the Corporation was filed in the office of the Secretary of State of the State of Delaware on April 28, 2000 (the "Certificate of Incorporation");

      SECOND: that the Certificate of Incorporation of the Corporation has been amended as follows:

      By striking out the whole of Article FIRST thereof as it now exists and inserting in lieu and instead thereof a new Article FIRST:

      "FIRST: The name of the corporation is JAWZ Inc. (hereinafter called the "Corporation").

      THIRD: that such amendment has been duly adopted in accordance with the provisions of Section 242 of the DGCL of the State of Delaware





                            [Signature page follows]

      IN WITNESS WHEREOF, I have signed this certificate this 29th day of September, 2000.

                                     JAWZ TECHNOLOGIES, INC.


                                     By:     /s/Riaz Mamdani
                                           ------------------------------
                                           Name:  Riaz Mamdani
                                          Title:  Chief Financial Officer