Form 10-Q/A
period 2000-09-30
JAWS INC
filed 2000-12-15
CIK 1061261

FORM 10-Q/A

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

                                    JAWZ Inc.
                         ----------------------------
               (Exact name of registrant as specified in charter)

                     Delaware                          98-167013
                 ----------------                     -----------
             (State of Other Jurisdiction            (I.R.S. Employer
             of Incorporation or Organization)      Idenitification No.)

          12 Concorde Gate, Suite 900, Toronto, Ontario, Canada M3C 3N6
          -------------------------------------------------------------
                    (Address of principal executive offices)

                                   (Zip Code)

                                 1-888-301-5297
                          ---------------------------
              (Registrant's telephone number, including area code)

                             JAWS Technologies, Inc.
               ------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes        |X|       No ______
    ----------------

    The number of shares of the Registrant's common stock par value $0.001 per share (the "Common Stock"), outstanding as of November 28, 2000 was 32,461,265 shares.

NY/311594.5

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
JAWZ Inc.
                           CONSOLIDATED BALANCE SHEETS
                   (all amounts are expressed in U.S. dollars)
As at

                                  September       December        December       December
                                   30, 2000       31, 1999        31, 1998       31, 1997
                                      $              $                $             $
-----------------------------------------------------------------------------------------
                                 (Unaudited)
ASSETS
Current
Cash and cash equivalents         1,202,801       8,430,701         33,732            111
Term deposits                        28,150         431,729             --             --
Accounts receivable               3,855,910         338,825          7,243             --
Short term investment             2,398,146              --             --             --
Prepaid expenses and deposits       289,230          75,144        140,456          7,500
Deferred charges                    185,427              --             --             --
Due from related parties            126,638           1,777         13,118             --
-----------------------------------------------------------------------------------------
Total Current Assets              8,086,302       9,278,176        194,549          7,611
Equipment and leasehold           3,392,856         699,235         78,830          2,320
  improvements, net
Intangible assets                 23,496,745      2,629,000             --             --
Investment                           20,000              --             --             --
-----------------------------------------------------------------------------------------
Total Assets                     34,995,903      12,606,411       273,379          9,931
-----------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIENCY)
Current
Bank indebtedness                   193,999              --             --             --
Accounts payable and accrued      3,460,725       1,118,521        428,600         32,976
  liabilities
Current portion of capital           86,711          25,235             --             --
  lease obligations payable
Deferred revenues                   313,851              --             --             --
Due to related parties              329,994         172,093        197,115             --
Lease inducement                    264,298          58,757             --             --
Due to stockholders                  70,966           2,066         74,717         78,159
-----------------------------------------------------------------------------------------
Total Current Liabilities         4,720,544       1,376,672        700,432        111,135
-----------------------------------------------------------------------------------------

Capital lease obligations           271,406          68,227             --             --
payable
Convertible debentures                   --              --        146,606             --
-----------------------------------------------------------------------------------------
Total Liabilities                   271,406          68,227        146,606             --
-----------------------------------------------------------------------------------------
Commitments and contingencies
[notes 1 and 14]

Stockholders' equity (deficiency)
Authorized
  95,000,000 common shares at
   $0.001 par value 5,000,000
   preferred shares at $0.001
  par value
Outstanding:
  36,954,877 common shares
  issued and fully paid (December
  31, 1999 - 25,040,188; December
  31, 1998 - 10,612,317, 1997 -
  4,000,000)

Common stock issued and paid-up      36,955          25,040          10,612         4,000
Additional paid in capital       58,149,140      21,699,106       2,637,712        31,650
Cumulative translation             (139,276)       (181,717)         (8,842)       --
  adjustment
Deficit                         (28,042,866)    (10,380,917)     (3,213,141)     (136,854)
-----------------------------------------------------------------------------------------
                                 30,003,953      11,161,512        (573,659    ) (101,204)
-----------------------------------------------------------------------------------------
                                 34,995,903      12,606,411         273,379         9,931
-----------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements On behalf of the Board:

               Director                 Director

NY/311594.5
                                       2

JAWZ Inc.

       CONSOLIDATED STATEMENTS OF LOSS AND DEFICIT AND COMPREHENSIVE LOSS
                   (all amounts are expressed in U.S. dollars)

                          Three Month Period         Nine Month Period
                                Ended                    Ended
                         ----------------------  ------------------------
                         September  September    September     September
                         30, 2000   30, 1999     30, 2000      30, 1999
                             $          $            $            $
                         (Unaudited)(Unaudited)  (Unaudited)  (Unaudited)
-------------------------------------------------------------------------

REVENUE
Consulting and product
  revenue                4,032,995      361,979    6,808,104      358,426
Interest and other
  income                    29,417          471      198,651       14,204
-------------------------------------------------------------------------
                         4,062,412      362,450    7,006,755      372,630
-------------------------------------------------------------------------

COSTS AND EXPENSES
Cost of sales            1,796,634          --     2,676,745           --
Research & development     226,402          --       625,634           --
Advertising and
  promotion                172,390       49,631    1,264,102      234,398
Allowance for Doubtful
  Accounts                 510,545          --       530,636           --
General and
  administration         5,325,509    1,482,150   13,995,452    2,984,744
                         8,031,480    1,531,781   19,092,569    3,219,142

Loss before interest,
  financing fees,
  foreign exchange
  (gain)/loss,
  depreciation and
  amortization          (3,969,068)  (1,169,331) (12,085,814) (2,846,512)
Interest expense,
  financing fees and
  debt discount            322,540      209,099      337,329      914,913
Foreign exchange
  (gain)/loss              209,947       (2,749)     140,329       10,248
Depreciation               167,997       30,344      376,825       67,462
Amortization             1,977,569           --    4,721,652           --
-------------------------------------------------------------------------

Net loss for the period (6,647,121)  (1,406,025) (17,661,949) (3,839,135)

Other comprehensive loss
Foreign currency
  translation adjustment   125,098      (18,105)      42,441    (136,801)
-------------------------------------------------------------------------

Comprehensive loss      (6,522,023)  (1,424,130) (17,619,508) (3,975,936)
-------------------------------------------------------------------------

Deficit, beginning of
  period               (21,395,745)  (5,646,251) (10,380,917) (3,213,141)

Net loss for the period (6,647,121)  (1,406,025) (17,661,949) (3,839,135)
-------------------------------------------------------------------------

Deficit, end of period (28,042,866)  (7,052,276) (28,042,866) (7,052,276)
-------------------------------------------------------------------------

Net loss per common
  share                      (0.19)       (0.09)       (0.54)      (0.30)
Weighted average number
  of common shares
  outstanding           35,275,198   15,030,973   32,491,914   12,837,302
-------------------------------------------------------------------------


    The accompanying notes are an integral part of these financial statements.

NY/311594.5                           3

JAWZ Inc.

       CONSOLIDATED STATEMENTS OF LOSS AND DEFICIT AND COMPREHENSIVE LOSS
                   (all amounts are expressed in U.S. dollars)

                          Nine Month Period
                                Ended
                         ---------------------
                                                  Year       Year       Period
                         September  September     ended      ended      ended
                         30, 2000   30, 1999    December   December   December
                                                31, 1999   31, 1998   31, 1997
                             $          $           $          $          $
                         (Unaudited)(Unaudited)
--------------------------------------------------------------------------------

REVENUE

Consulting, product and
  other revenue          6,808,104   358,426     577,842      27,042         --
Interest income            198,651    14,204      14,204       2,026         --
--------------------------------------------------------------------------------
                         7,006,755   372,630     592,046      29,068         --
--------------------------------------------------------------------------------

COSTS AND EXPENSES
Cost of sales            2,676,745     2,066       2,066          --         --
Research & development     625,634        --      16,630          --         --
Advertising and
  promotion              1,264,102   234,398     363,916     218,574     35,000
Allowance for Doubtful
  Accounts                 530,636        --          --        --           --
General and
  administration        13,995,452 2,982,678   5,571,203   1,574,453    101,274
Software development
  costs                        --         --          --     909,003         --
--------------------------------------------------------------------------------
                        19,092,569 3,219,142   5,953,815   2,702,030    136,274

Loss before interest,
  financing fees,
  foreign exchange
  (gain)/loss,
  depreciation and
  amortization         (12,085,814)(2,846,512) (5,361,769)(2,672,962)  (136,274)
Interest expense,
  financing fees and
  debt discount            337,329   914,913   1,587,237     389,715         --
Foreign exchange
  (gain)/loss              140,329    10,248     (12,452)       (431)        --
Depreciation               376,825    67,462     104,836      14,041        580
Amortization             4,721,652        --     126,386         --          --
--------------------------------------------------------------------------------

Net loss for the period (17,661,949)(3,839,135) (7,167,776)(3,076,287) (136,854)

Other comprehensive loss
Foreign currency
  translation adjustment     42,441   (136,801)   (172,875)    (8,842)       --
--------------------------------------------------------------------------------

Comprehensive loss      (17,619,508)(3,975,936) (7,340,651)(3,085,129)(136,854)
--------------------------------------------------------------------------------

Deficit, beginning of   (10,380,917)(3,213,141) (3,213,141)  (136,854)       --
  period

Net loss for the period (17,661,949)(3,839,135) (7,167,776)(3,076,287) (136,854)
--------------------------------------------------------------------------------

Deficit, end of period  (28,042,866)(7,052,276)(10,380,917)(3,213,141) (136,854)
--------------------------------------------------------------------------------

Net loss per common
  share                      (0.54)    (0.30)      (0.50)      (0.42)     (0.03)
Weighted average number
  of common shares
  outstanding            32,491,914 12,837,302  14,342,053 7,405,421  4,000,000
--------------------------------------------------------------------------------

    The accompanying notes are an integral part of these financial statements. Period ended December 31, 1997 consists of the period from the date of incorporation on January 27, 1997 to December 31, 1997.

NY/311594.5                           4

JAWZ Inc.

       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                   (all amounts are expressed in U.S. dollars)

                                                                   Accumulated
                                                      Additional     Other
                                Shares       Par        Paid in    Comprehensive  Accumulated     Total
                                            Value       Capital       Loss         Deficit
                                 #            $            $           $             $              $
------------------------------------------------------------------------------------------------------
Balance January 27, 1997         --           --           --         --             --            --
Issuance of common stock
  for cash                   4,000,000      4,000       56,000        --             --          60,000
Share issue costs                --           --       (24,350)       --             --         (24,350)
Loss for the year                --           --           --         --        (136,854)      (136,854)
--------------------------------------------------------------------------------------------------------
Balance December 31, 1997    4,000,000      4,000       31,650        --        (136,854)      (101,204)
--------------------------------------------------------------------------------------------------------
Issuance of common stock
  for services                 400,000        400      199,600        --            --          200,000
Issuance of common stock
  on acquisition of
  subsidiary                 1,500,000      1,500      838,248        --            --          839,748
Issuance of common stock
  for cash                   2,800,000      2,800    1,017,200        --            --        1,020,000
Warrants issued with
  issuance of
  convertible debentures         --           --       342,857        --            --          342,857
Equity component of
  convertible debentures         --           --       118,462        --            --          118,462
Equity component of
  financing fees                 --           --       (35,760)       --            --          (35,760)
Issue of common stock
  upon conversion of
  convertible debentures     1,912,317      1,912      211,886        --            --          213,798
Financing fees
  associated with
  converted debentures           --           --       (21,117)       --            --          (21,117)
Share issue costs                --           --       (65,314)       --            --          (65,314)
Loss for the year                --           --          --      (8,842)    (3,076,287)     (3,085,129)
--------------------------------------------------------------------------------------------------------
Balance, December 31,      10,612,317     10,612     2,637,712    (8,842)    (3,213,141)       (573,659)
  1998
--------------------------------------------------------------------------------------------------------
Issuance of common stock
  for cash                  7,233,132      7,233    13,340,344        --            --       13,347,577
Share issue costs                --           --      (988,477)       --            --         (988,477)
Equity component of
  convertible debentures         --           --       617,867        --            --          617,867
Equity component of
  financing fees                 --           --      (143,356)       --            --         (143,356)
Warrants issued with
  issuance of
  convertible debentures         --           --       341,538        --            --          341,538
Issuance of common stock
  for services                360,547        360       309,379        --            --          309,739
Exercise of employee
  stock options                15,000         15         2,235        --            --            2,250
Issuance of stock
  options recorded as
  compensation                   --           --       810,000        --            --          810,000
Issuance of common stock
  for settlement of debt    3,215,355      3,215     1,493,076        --            --        1,496,291
Issuance of common stock
  for cash as a result
  of exercise of warrants   1,428,572      1,429       398,571        --            --          400,000
Issuance of common stock
  for settlement of
  warrants                    751,648        752       258,193        --            --          258,945
Issuance of common stock
  on acquisition of
  subsidiary                1,385,546      1,386     2,354,042        --            --        2,355,428
Issuance of common stock
  on acquisition of
  assets                       38,071         38       267,982        --            --          268,020
Loss for the year                --           --         --       (172,875)    (7,167,776)   (7,340,651)
--------------------------------------------------------------------------------------------------------
Balance, December 31,
  1999                     25,040,188     25,040    21,699,106    (181,717)    (10,380,917)  11,161,512
--------------------------------------------------------------------------------------------------------

NY/311594.5                           5


                                                    Accumulated
                                                    Additional        Other
                                           Par       Paid in       Comprehensive  Accumulated   Total
                             Shares       Value      Capital          Loss         Deficit
                              #            $           $               $             $           $
--------------------------------------------------------------------------------------------------------
Issuance of common stock
  for cash                 2,388,238       2,388    11,497,624         --           --         11,500,012

Share issue costs              --            --     (1,187,129)        --           --        (1,187,129)

Exercise of employee
  stock options              633,092         633       317,917         --           --           318,550
Issuance of common stock
  for cash as a result
  of exercise of warrants  1,229,261       1,229     1,507,791         --           --         1,509,020
Stock options exercised
  for no consideration       590,475         591          (591)        --           --             --

Issuance of common stock
  for services               294,013         294     1,132,132         --           --         1,132,426

Issuance of common stock
  on acquisition of
  subsidiaries             6,779,610       6,780    23,182,290         --           --        23,189,070
Loss for the period           --             --          --          42,441     (17,661,949) (17,619,508)

----------------------------------------------------------------------------------------------------------

Balance, September 30,
  2000 (unaudited)        36,954,877      36,955    58,149,140     (139,276)    (28,042,866)  30,003,953
----------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.


NY/311594.5                           6

    JAWZ Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (all amounts are expressed in U.S. dollars)

                                   Three Months Ended      Nine Months Ended
                                   ---------------------  ---------------------

                                      September 30,   September 30,   September 30,  September 30,
                                         2000            1999             2000           1999
                                          $               $                $            $
                                       (Unaudited)    (Unaudited)      (Unaudited)   (Unaudited)
-----------------------------------------------------------------------------------------------------
Cash flows used in operating
  activities
Net loss for the period            (6,447,121)        (1,406,025)      (17,661,949)     (3,839,135)
Adjustments to reconcile loss to
  cash flows used in operating
  activities:
  General and administration
   expense not involving the
   payment of cash                        --                --                 --             --
  Deferred revenue                       2,893              --                2,893           --
  Deferred charges                      27,464              --               27,464           --
  Depreciation                         167,997             30,344           376,825          67,462
  Amortization                       1,977,569              --            4,721,652           --
  Non cash consulting fees             557,486              --              899,126           --
  Non cash compensation expense           --                --                 --             --
  Non-cash interest expense and
   amortization of deferred
   financing fees and debt
   discount                               --              206,930              --           908,716
  Software development costs              --                --                 --             --
  Non-cash financing fees                 --                --                 --             --
Foreign exchange (gain)/loss           209,947             (2,749)          140,329          10,248
Changes in non-cash working
  capital balances                  (3,743,192)          (130,568)       (4,290,278)        121,341
---------------------------------------------------------------------------------------------------
                                    (7,446,957)        (1,302,068)      (15,783,938)     (2,731,368)
---------------------------------------------------------------------------------------------------

Cash flows used in investing
  activities
Purchase of equipment and
  leasehold improvements            (1,150,533)           (98,466)       (2,529,223)       (552,577)
Proceeds/(purchase) of term
  deposits                            (182,645)           (27,000)          220,590         (27,000)
Purchases of subsidiaries             (213,942)               --         (1,256,411)           --
Purchase of investment                  --                    --            (20,000)           --
---------------------------------------------------------------------------------------------------
                                    (1,547,120)          (125,466)       (3,585,044)       (579,577)
---------------------------------------------------------------------------------------------------

Cash flows generated by financing
  activities
Proceeds from the issuance of
  common stock, net of issue costs   4,543,538             51,014        12,141,082       3,024,314
Repayment of stockholder advances        --               (13,177)             --           (72,673)
Proceeds from stockholder advances       --                   --               --              --
Proceeds on issue of convertible
  debenture                              --                   --               --         1,100,000
Financing fees on issue of
  convertible debenture                  --                   --               --          (110,000)
----------------------------------------------------------------------------------------------------
                                     4,543,538             37,837        12,141,082       3,941,641
-----------------------------------------------------------------------------------------------------

Increase/(decrease) in cash         (4,450,539)        (1,389,697)    (7,227,900)           630,696
Cash and cash equivalents,
  beginning of period                5,653,340          2,054,125      8,430,701             33,732
-----------------------------------------------------------------------------------------------------
Cash and cash equivalents, end
  of period                          1,202,801            664,428      1,202,801            664,428
-----------------------------------------------------------------------------------------------------

Cash and cash equivalents consists of cash, term deposits with maturities less than 30 days.
The accompanying notes are an integral part of these financial statements.


NY/311594.5                           7

    JAWZ Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (all amounts are expressed in U.S. dollars)

                                    Nine month period
                                          ended
                                   ---------------------
                                                                      Year ended    Year ended     Period ended
                                   September 30,     September 30,    December 31,  December 31,   December 31,
                                       2000              1999            1999          1998           1997
                                       $                  $                $            $               $
                                   (Unaudited)        (Unaudited)
---------------------------------------------------------------------------------------------------------------
Cash flows used in operating
  activities
Net loss for the period            (17,464,396)       (3,839,135)     (7,167,776)    (3,076,287)     (136,854)
Adjustments to reconcile loss to
  cash flows used in operating
  activities:
  General and administration
   expense not involving the
   payment of cash                          --                --          99,839        200,000           --
  Deferred revenue                       2,893
  Deferred charges                      27,464
  Depreciation                         369,434            67,462         104,836         14,041          580
  Amortization                       4,721,652                --         126,386             --           --
  Non cash consulting fees             708,964                --              --             --           --
  Non cash compensation expense             --                --         810,000             --           --
  Non-cash interest expense and
   amortization of deferred
   financing fees and debt
   discount                                 --            908,716      1,129,709        386,846           --
  Software development costs                --                --         909,003             --           --
  Non-cash financing fees                   --                --         447,187             --           --
Foreign exchange (gain)/loss           140,329            10,248         (12,452)          (431)          --
Changes in non-cash working
  capital balances                  (4,290,278)          121,341         279,193        439,422       25,476
------------------------------------------------------------------------------------------------------------
                                   (15,783,938)       (2,731,368)     (4,183,078)    (1,127,406)    (110,798)
------------------------------------------------------------------------------------------------------------

Cash flows used in investing
  activities
Purchase of equipment and
  leasehold improvements            (2,529,223)         (552,577)       (636,267)      (115,153)     (2,900)
Proceeds/(purchase) of term
  deposits                             220,590           (27,000)       (431,729)            --           --
Purchases of subsidiaries           (1,256,411)               --         (30,656)         1,380           --
Purchase of investment                 (20,000)               --              --             --           --
------------------------------------------------------------------------------------------------------------
                                    (3,585,044)         (579,577)     (1,098,652)      (113,773)      (2,900)
------------------------------------------------------------------------------------------------------------

Cash flows generated by financing
  activities
Proceeds from the issuance of
  common stock, net of issue costs  12,141,082          3,024,314     12,761,350        954,686      35,650
Repayment of stockholder advances           --            (72,673)       (72,651)       (78,159)         --
Proceeds from stockholder advances          --                 --             --         20,273      78,159
Proceeds on issue of convertible
  debenture                                 --          1,100,000      1,100,000        420,000          --
Financing fees on issue of
  convertible debenture                     --           (110,000)      (110,000)       (42,000)         --
-----------------------------------------------------------------------------------------------------------
                                   12,141,082           3,941,641     13,678,699      1,274,800     113,809
-----------------------------------------------------------------------------------------------------------

Increase/(decrease) in cash        (7,227,900)            630,696      8,396,969         33,621         111
Cash and cash equivalents,
  beginning of period               8,430,701              33,732         33,732            111          --
-----------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end
  of period                         1,202,801             664,428      8,430,701         33,732         111
-----------------------------------------------------------------------------------------------------------

Cash and cash equivalents consist of cash and term deposits with maturities less than 30 days.
The accompanying notes are an integral part of these financial statements. Period ended December 31, 1997 consists of the period from the date of incorporation on January 27, 1997 to December 31, 1997.

NY/311594.5                           8

                                    JAWZ Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (all amounts are expressed in U.S. dollars)

     (Amounts as at September 30, 2000, and for the three month periods and nine month periods ended September 30, 2000 and 1999, are unaudited)


1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

JAWZ Inc., (the "Company") was incorporated on January 27, 1997 under the laws of the State of Nevada as "E-Biz" Solutions, Inc. On March 27, 1998, "E-Biz" Solutions, Inc. changed its name to JAWS Technologies, Inc. and on September 29, 2000 JAWS Technologies, Inc. changed its name to JAWZ Inc. Effective July 7, 2000, JAWZ Inc. migrated to the State of Delaware.

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

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, JAWZ Inc., JAWZ Canada Inc. (formerly JAWS Technologies Inc., an Alberta, Canada corporation) and JAWZ USA (formerly JAWS Technologies (Delaware) Inc., a Delaware corporation), after elimination of intercompany accounts and transactions.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. The Company has experienced net losses and negative cash flows from operations over the past three years and, as of September 30, 2000, has an accumulated deficit of $28,042,866. Such losses are attributable to both cash losses and losses resulting from costs incurred in the development of the Company's services and infrastructure and non-cash interest and amortization charges. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flow, to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. However, no assurance can be given at this time as to whether the Company will achieve any of these conditions. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to the carrying values and classifications of recorded asset or liability amounts that might be necessary should the Company be unable to continue as a going concern.

Management believes that additional funding will be required to maintain its continuing operations and rapid development. Management intends to seek additional financing through future private or public offerings of stock.


2.  SIGNIFICANT ACCOUNTING POLICIES

The financial statements have, in management's opinion, been properly prepared in accordance with generally accepted accounting principles in the United States.

Interim Reporting

The accompanying unaudited consolidated interim financial statements for 2000 and 1999 have been prepared in accordance with generally accepted accounting principles for interim financial statement information. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for

NY/311594.5                           9
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

NY/311594.5                           10

Intangible assets

Employee and Consultants Base

The employee and consultants base arising from acquisitions are recorded at cost and are being amortized on a straight-line basis over three years.

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

Research and development

Research and development costs relate to software development and are expensed when technological feasibility has not yet been established. Subsequent to establishing technological feasibility, such costs are capitalized until the commencement of commercial sales.

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

Deferred Charges: Costs incurred in maintenance contracts are deferred and systematically recognized over the term of the maintenance period.

Advertising

Advertising costs are expensed as incurred.

Financing fees

Financing fees associated with that portion of the convertible debentures classified as debt were deferred and amortized straight-line over the life of the debentures. Financing fees associated with that portion of the convertible debentures classified as additional paid in capital were charged to that account.

NY/311594.5                           11

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

Transactions denominated in foreign currencies are translated at the exchange rate on the transaction date. Foreign currency denominated monetary assets and liabilities are translated at exchange rates in effect on the balance sheet date. The resulting exchange gains and losses on these items are included in net earnings.

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

NY/311594.5                           12

                                                              $
--------------------------------------------------------------------

Net assets acquired
Non-cash working capital                                    (5,087)
Software under development                                 909,003
Equipment                                                    2,891
Due to stockholders                                        (54,443)
--------------------------------------------------------------------
Net assets acquired, excluding cash                        852,364
Acquisition costs                                          (13,996)
Cash acquired                                                1,380
--------------------------------------------------------------------
Net assets acquired for common stock                       839,748
--------------------------------------------------------------------


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

The acquisition was accounted for using the purchase method. The purchase price has been allocated to the net assets based on their estimated fair values as follows:

                                                             $
--------------------------------------------------------------------

Employee and consultants base                            1,647,673
Goodwill                                                 1,647,674
--------------------------------------------------------------------
Net assets acquired                                      3,295,347
--------------------------------------------------------------------

Consideration:
  1,731,932 common stock                                 3,264,691
  Acquisition costs                                         30,656
--------------------------------------------------------------------
Total Consideration                                      3,295,347
--------------------------------------------------------------------

The operating results of the acquired company are included in the consolidated statements of loss, deficit and comprehensive loss from the date of acquisition.


NY/311594.5                           13

c. Secure Data Technologies Corporation ("SDTC")

Effective December 31, 1999 the Company purchased substantially all of the assets of SDTC for a total purchase price of $525,234, through the Company's wholly-owned subsidiary JAWS Delaware. SDTC was incorporated in December 1998 and had no material operations prior to January 1, 1999. The purchase price provided for a promissory note of $257,214 and 38,071 common shares, noticed for issuance, at $7.04 per share, totaling $268,020, as well as contingent consideration of an additional 9,516 common shares subject to the achievement of certain targets. The issuance of 9,516 common shares is dependent upon achieving revenues equal to the greater of $200,000 per employee, or a minimum of $1,200,000, for the fiscal year 2000 only. The additional consideration has not been reflected in these consolidated financial statements, as the outcome of the contingent share consideration cannot be reasonably determined at this time. The additional share consideration will be recorded as employee and consultants base and goodwill as it becomes payable.

The acquisition was accounted for using the purchase method. The purchase price has been allocated to the assets based on their estimated fair values as follows:

                                                             $
--------------------------------------------------------------------

Equipment                                                 155,932
Employee and consultants base                             184,651
Goodwill                                                  184,651
--------------------------------------------------------------------
Net assets acquired                                       525,234
--------------------------------------------------------------------

Consideration:
  38,071 common stock                                     268,020
  Promissory note                                         257,214
--------------------------------------------------------------------
Total Consideration                                       525,234
--------------------------------------------------------------------


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

NY/311594.5                           14

The acquisition has been accounted for using the purchase method. The purchase price has been allocated to the net assets acquired based on their estimated fair values, as follows:

                                                            $
-------------------------------------------------------------------

Cash acquired                                             304,508
Other net assets acquired                                 125,201
Employee and consultants base                           7,822,203
Goodwill                                                7,822,204
-------------------------------------------------------------------
Net assets acquired                                    16,074,116
-------------------------------------------------------------------

Consideration:
 5,253,786 common stock                                14,162,599
 Value of warrants and options exchanged                1,649,625
 Acquisition costs                                        261,892
-------------------------------------------------------------------
Total Consideration                                    16,074,116
-------------------------------------------------------------------

The operating results of the acquired company are included in the consolidated statement of loss, deficit and comprehensive loss from the date of acquisition.

e. Nucleus Consulting Inc. ("Nucleus")

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

The acquisition has been accounted for using the purchase method. The purchase price has been allocated to the net assets based on their estimated fair values as follows:

                                                            $
-------------------------------------------------------------------

Employee & consultants base                               963,522
Goodwill                                                  963,523
Other net assets acquired                                 235,790
-------------------------------------------------------------------
                                                        2,162,835
-------------------------------------------------------------------

Consideration:
142,857 common stock                                    1,000,000
Cash                                                    1,000,000
Acquisition costs                                         162,835
-------------------------------------------------------------------
Total Consideration                                     2,162,835
-------------------------------------------------------------------

NY/311594.5                           15

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

The acquisition was accounted for using the purchase method.


                                                            $
-------------------------------------------------------------------

Goodwill                                                 200,000
-------------------------------------------------------------------
                                                         200,000
-------------------------------------------------------------------

Consideration:
20,000 common stock                                      100,000
Cash                                                     100,000
-------------------------------------------------------------------
Total Consideration                                      200,000
-------------------------------------------------------------------


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

4COMM.com is an information systems security provider and consultant offering software, hardware and support solutions and services. In addition, there is contingent consideration of 1,444,220 exchangeable shares of the Company. As described above, 361,055 exchangeable shares were issued on closing. The remainder will be issued at the 12, 24 and 36 month anniversary dates.

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

The acquisition has been accounted for using the purchase method. The purchase price was allocated to the net assets based on their estimated fair values as follows:

NY/311594.5                           16

                                                            $
-------------------------------------------------------------------

Employee & consultants base                                960,392
Goodwill                                                   960,392
Other net assets acquired                                   28,622
-------------------------------------------------------------------
                                                        $1,949,406
-------------------------------------------------------------------

Consideration:
501,673 exchangeable shares                              1,630,539
Cash                                                       218,867
Acquisition costs                                          100,000
-------------------------------------------------------------------
Total Consideration                                     $1,949,406
-------------------------------------------------------------------

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

The acquisition has been accounted for using the purchase method. The purchase price was allocated to the net assets based on their estimated fair values as follows:

                                                             $
-------------------------------------------------------------------

Employee & consultants base                              293,444
Goodwill                                                 293,445
Other net assets acquired                                248,238
-------------------------------------------------------------------
                                                        $835,127
-------------------------------------------------------------------

Consideration:
110,894 exchangeable shares                              385,135
Cash                                                     290,541
Acquisition costs                                        159,451
-------------------------------------------------------------------
Total Consideration                                     $835,127
-------------------------------------------------------------------


NY/311594.5                           17

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

In addition, 400,000 warrants with an ascribed value of $1.14 were released on closing. The warrants include cashless exercise provisions and each warrant is exercisable into one share of common stock at an exercise price of $5.07. These warrants expire on August 22, 2005.

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

The acquisition will be accounted for using the purchase method. The purchase price was allocated to the net assets based on their estimated fair values as follows:


                                                            $
-------------------------------------------------------------------

Employee & consultants base                             2,170,780
Goodwill                                                2,170,780
Other net assets acquired                                  18,968
-------------------------------------------------------------------
Net Assets Acquired                                     4,360,528
-------------------------------------------------------------------

Consideration:
750,400 exchangeable shares                             3,804,528
Value of warrants                                         456,000
Acquisition costs                                         100,000
-------------------------------------------------------------------
Total Consideration                                     4,360,528
-------------------------------------------------------------------

j. Proforma results

The following pro forma results of operations give effect to the acquisitions of Pace, SDTC, Offsite, Nucleus, DoctorVillage.com, 4Comm.com Inc, GNS and the Betach companies as if the transactions had occurred January 1, 2000 and 1999 and includes the amortization of goodwill and employee and consultants base calculated on a straight-line basis over a period of 3 years.

NY/311594.5                           18

                           Nine Months Ended                   Year Ended
                          ---------------------------------------------------
                          September 30, September30,  December 31,  December 31,
                             2000           1999         1999         1998
                              $              $              $          $
--------------------------------------------------------------------------------

REVENUE                   10,966,046     7,345,487       9,379,362    1,772,285
--------------------------------------------------------------------------------

EXPENSES
Cost of sales              4,273,471     4,142,217       5,143,886    1,604,394
Other costs and expenses  24,260,842     7,419,324      11,973,633    8,683,076
--------------------------------------------------------------------------------
                          28,534,313    11,561,541      17,117,519   10,287,470
--------------------------------------------------------------------------------

Net loss                 (17,568,267)   (4,216,054)     (7,738,157)  (8,515,185)
--------------------------------------------------------------------------------

Net loss per common share      (0.54)       (0.33)           (0.54)       (1.15)
--------------------------------------------------------------------------------


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


NY/311594.5                           19

7. EQUIPMENT AND LEASEHOLD IMPROVEMENTS


                              September 30         December 31
                           -----------------------------------------
                              2000       1999      1998     1997
                                $          $        $         $
--------------------------------------------------------------------


Security equipment            28,563      26,106         --       --
Furniture and fixtures       774,921     206,785     31,758    3,480
Computer hardware          1,660,392     367,301     47,371       --
Computer software            178,332      32,703     13,162       --
Leasehold improvements     1,245,770     184,637         --       --
--------------------------------------------------------------------
                           3,887,978     817,532     92,291    3,480
--------------------------------------------------------------------
Less accumulated
depreciation                 495,122     118,297     13,461    1,160
--------------------------------------------------------------------
Net book value             3,392,856     699,235     78,830    2,320
--------------------------------------------------------------------





NY/311594.5                           20

8. INTANGIBLE ASSETS

Intangible assets includes cost of software licenses and goodwill and consultants base acquired from recent acquisitions.


                               September 30, 2000
                        -------------------------------
                                  Accumulated   Net Book
                          Cost    amortization    Value
                            $           $          $
----------------------------------------------------------


Employee and
consultants base     14,042,665    2,422,532   11,620,133
Goodwill             14,242,667    2,422,532   11,820,135
Software licenses        59,451        2,974       56,477
----------------------------------------------------------
                     28,344,783    4,848,038   23,496,745
==========================================================

                        -------------------------------


                                December 31, 1999
                        -------------------------------
                                   Accumulated   Net Book
                          Cost    amortization    Value
                            $            $          $
----------------------------------------------------------

Employee and
consultants base      1,377,693       63,193   1,314,500
Goodwill              1,377,693       63,193   1,314,500
Software licenses            --           --        --
----------------------------------------------------------
                      2,755,386      126,386   2,629,000
==========================================================


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

During 2000, the Company issued 30,166 common shares at $2.75 per common share for a total of $82,956 in settlement of trade payables.

NY/311594.5                           21

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

Common stock held in escrow

Effective November 3, 1999, the Company placed 1,385,546 common shares in escrow relating to the acquisition of Pace. This escrow agreement was terminated by an agreement between the parties in August 4, 2000. On December 31, 1999, relating to the acquisition of SDTC, the Company placed an additional 38,071 common shares in escrow. In August 2000, the Company placed an additional 1,430,325 shares in to escrow relating to the acquisition of GNS, 4COMM and the Betach companies.

Options

The Company is authorized to grant employees options to purchase up to an aggregate of common stock not in excess of 20% of the common stock issued and outstanding, at prices based on the market price of the shares as determined on the date of grant.


                                                                   Weighted
                                        Number of   Price per      average
                                         Options     share      exercise price
                                                        $             $
------------------------------------------------------------------------------
Outstanding at December 31, 1997           --           --            --
------------------------------------------------------------------------------
Granted                              1,667,000    0.15 - 0.69       0.41
------------------------------------------------------------------------------
Outstanding at December 31,1998      1,667,000    0.15 - 0.69       0.41
------------------------------------------------------------------------------
Granted                              2,371,725    0.37 - 7.56       2.33
Exercised                              (15,000)          0.15       0.15
Cancelled                              (85,267)   0.15 - 0.98       0.41
------------------------------------------------------------------------------
Outstanding at December 31, 1999     3,938,458    0.15 - 7.56       3.02
------------------------------------------------------------------------------
Granted                              1,829,453    2.56 - 13.25      5.02
Exercised                             (713,669)   0.15 -  1.72      0.46
Cancelled                             (274,415)   0.48 -  8.63      3.37
------------------------------------------------------------------------------
Outstanding at September 30, 2000    4,779,827    0.32 - 13.25      2.81
------------------------------------------------------------------------------


The weighted average remaining contractual life and weighted average exercise price of options outstanding and of options exercisable as of September 30, 2000 were as follows:


             Options outstanding                Options exercisable
-------------------------------------------------------------------------------
                              Weighted
                              average        Weighted                 Weighted
  Range of      Number of     remaining       average                 average
  exercise      options       contractual    exercise   Shares        exercise
   Price        outstanding   life             price    exercisable     price
                               (years)
     $                                           $                        $
-------------------------------------------------------------------------------

0.32 - 0.37       211,499         3.96           0.34       108,666       0.34
0.48 - 0.87     1,252,500         2.91           0.61     1,062,833       0.59
1.44 - 3.06     1,917,870         2.92           2.07     1,274,337       1.81
3.28 - 7.88     1,208,778         3.61           5.54       15,184        7.56
8.56 - 13.25      189,180         3.44          10.10         --           --
-------------------------------------------------------------------------------


NY/311594.5                           22

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


NY/311594.5                           23

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

10. RELATED PARTY TRANSACTIONS

Unless otherwise noted, all related party transactions have been recognized at their exchange amounts. Amounts due to/from related parties consist of the following amounts:

NY/311594.5                           24

                          September 30,  December 31, December 31,  December 31,
                             2000          1999          1998         1997
                               $            $              $            $
----------------------------------------------------------------------------

Due from related parties

Oxford Capital Corp.           60,116        --            --         --
ICONIX International Inc.      58,513        --            --         --
Bankton Financial Corp.         8,009        --            --         --
Futurelink Corp.                   --     1,777        13,118         --
----------------------------------------------------------------------------
                              126,638     1,777        13,118         --
----------------------------------------------------------------------------

Due to related parties
Officers and stockholders          --     4,821        43,588         --
Futurelink Corp.              120,610    42,888        32,175         --
Willson Stationers Ltd.            --        --         1,352         --
Directors                     209,384   124,384       120,000         --
----------------------------------------------------------------------------
                              329,994   172,093       197,115         --
----------------------------------------------------------------------------

Due to stockholders
Thomson Kernaghan              70,966        --            --         --
Other stockholders                 --     2,066        74,717     78,159
----------------------------------------------------------------------------
                               70,966     2,066        74,717     78,159
----------------------------------------------------------------------------



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

Revenues for the period ended September 30, 2000 include $71,418 in respect of ICONIX International Inc. an entity in which a shareholder is also a shareholder in the Company.

General and administration expenses for the period ended September 30, 2000, $1,983 (September 30, 1999 - $11,858; December 31, 1999 - $20,508; December 31,
1998 - $8,035) paid to Willson Stationers Ltd., an entity of which certain directors were also directors and officers of the Company.

During the period ended September 30, 2000, the Company expensed fees of $118,023 (December 31, 1999 - $22,714) associated with and for the benefit of the launch of IT Florida.com, a government sponsored taskforce, the chairman of which is also a director of the Company.

For the period ended September 30, 2000, general and administration expense includes $nil (September 30, 1999 - $198,168; December 31, 1999 - $233,643;
December 31, 1998 - $198,168; December 31, 1997 - $nil) of management fees to officers and stockholders of the Company for services provided. General and administration for the period ended September 30, 2000 includes $414,011 (September 30, 1999 - $97,501; December 31, 1999 - $124,384; December 31, 1998 -
$33,333; December 31, 1997 - $nil) of directors fees.


NY/311594.5                           25

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

11.   CONVERTIBLE DEBENTURES



                                  September    December    December
                                   30, 2000    31, 1999    31, 1998
                                      $            $           $
----------------------------------------------------------------------

Principal

Net balance outstanding,             --         146,606          --
beginning of period
Funds advanced to date               --       1,100,000     420,000
Debentures converted during the      --       (1,246,606)  (210,000)
period
----------------------------------------------------------------------
                                     --              --     210,000
----------------------------------------------------------------------

Financing Fees
Fees paid on funds advanced to       --        (110,000)    (42,000)
date
Intrinsic value associated with      --
equity component of debentures                   33,329      11,760
Fees paid through issuance of        --
warrants to agent                              (341,538)    (85,714)


NY/311594.5                           26

Intrinsic value associated with
equity component of debentures       --         110,027      24,000
Amortization of financing fees       --          75,601       5,158
to date
Financing fees associated with       --
debentures converted to date                         --      21,117
Amortization of financing fees       --
on settlement of debt                          (232,581)         --
----------------------------------------------------------------------
                                     --              --     (65,679)
----------------------------------------------------------------------

Interest Expense
Accrued interest expense             --          77,323       2,285
Interest expense converted on        --
settlement of debt                              (77,323)         --
----------------------------------------------------------------------
Net balance outstanding, end of      --              --     146,606
period
----------------------------------------------------------------------


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

NY/311594.5                           27
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

The following table sets forth the computation of earnings (loss) per common share:


                   Three Months Ended                 Year Ended
-------------------------------------------------------------------------------

                  September   September   December   December 31,   December
                  30, 2000    30, 1999    31, 1999       1998       31, 1997
                      $           $           $            $            $
-------------------------------------------------------------------------------

Net loss         (17,661,949)(3,839,135) (7,167,776) (3,076,287)    (136,854)
-------------------------------------------------------------------------------

Basic and
  diluted loss
  per common
  share:
Weighted
  average
  number of
  common shares
  outstanding    32,491,914  12,837,302  14,342,053  7,405,421     4,000,000
-------------------------------------------------------------------------------
Net loss per
  common share
  - basic and
  diluted          (0.54)      (0.30)      (0.50)        (0.42)      (0.03)
================================================================================



NY/311594.5                           28

13.   INCOME TAXES

The income tax benefit differs from the amount computed by applying the U.S. federal statutory tax rates to the loss before income taxes for the following reasons:


                     Nine Months Ended                Year Ended
                  -----------------------------------------------------------

                   September   September    December   December     December
                    31, 1999    31, 1999    31, 1998   31, 1997     30, 1997
                       $            $          $           $           $
-----------------------------------------------------------------------------

                        (34%)        (34%)       (34%)     (34%)       (34%)

Income tax
  benefit at
  U.S. statutory
  rate            (6,004,939)  (1,305,306) (2,437,044)(1,045,938)  (46,530)
Increase
  (decrease) in
  taxes
  resulting from:
  Change in
   deferred tax
   asset
   valuation
   allowance      5,235,081    1,200,985   2,500,670  1,106,172     46,530
  Non-deductible
   expenses       2,048,503     338,887     322,810    128,162          --
  Foreign tax
   rate
   differences    (1,166,653)  (234,566)   (368,588)  (188,396)         --
  State tax rate
   differences    (164,113)          --       1,508         --          --
  Federal tax
   rate
   differences
   on opening
   assets           36,534           --          --         --          --
  Income not
   previously
   recognized           --           --       2,439         --          --
  Foreign
   exchange         15,587           --     (21,795)        --          --
-----------------------------------------------------------------------------
Income tax
  benefit               --           --          --         --          --
=============================================================================


For financial reporting purposes, loss before income taxes includes the following components:


                 Nine Months Ended                Year Ended
              -----------------------------------------------------------

               September   September    December    December    December
                30, 2000   30, 1999     31, 1999    31, 1998    31, 1997
                   $           $           $           $           $
-------------------------------------------------------------------------

Pre-tax loss:

  United
  States      (5,534,577)  (1,740,449) (3,697,076) (1,302,313)  (136,854)
  Foreign     (12,127,372) (2,098,686) (3,470,700) (1,773,974)         --
-------------------------------------------------------------------------
              (17,661,949) (3,839,135) (7,167,776) (3,076,287)  (136,854)
=========================================================================




NY/311594.5                           29

Future income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company's future tax assets are as follows:


                            September    December    December     December
                            30, 2000     31, 1999    31, 1998     31, 1997
                               $            $           $             $
---------------------------------------------------------------------------

Future tax assets:

  Net operating loss       8,132,306   3,209,318       697,768         --
  carryforwards
  Start-up costs              21,714      28,694        37,999     46,333
  Depreciation               263,051      45,549         5,807         --
  Organization costs             936         591           394        197
  Debt issue costs                --          --         5,137         --
    Finance costs            326,025          --            --         --
  Donations                    1,603         435            --         --
  Software costs             142,818     368,785       405,597         --
---------------------------------------------------------------------------
Net future tax assets      8,888,453   3,653,372     1,152,702     46,530
Valuation allowance       (8,888,453) (3,653,372)   (1,152,702)   (46,530)
---------------------------------------------------------------------------
Net future tax assets            --          --           --         --
===========================================================================


The Company has provided a valuation allowance for the full amount of future tax assets in light of its history of operating losses since its inception.

At September 30, 2000, the Company has U.S. operating losses carried forward of $8,349,000 which expire as follows:

                                      $
                                  ----------

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

At September 30, 2000, the Company has non-capital losses carried forward for Canadian income tax purposes of $11,852,000. These losses expire as follows:

                                      $
                                  ----------

                        2003         46,000
                        2004          7,000
                        2005        884,000
                        2006      3,527,000
                        2007      7,388,000




NY/311594.5                           30

14. CAPITAL AND OPERATING LEASE OBLIGATIONS PAYABLE

The future minimum lease payments at September 30, 2000 under capital and operating leases are as follows:


                                        Capital      Operating
                                        Leases        Leases
-----------------------------------------------------------------


2000                                     31,132         261,820
2001                                    124,528         972,564
2002                                    109,509         926,623
2003                                    100,882         744,378
2004                                     59,860         578,224
2005                                     24,215         371,564
-----------------------------------------------------------------
Total future minimum lease payments     450,126       3,855,173
                                                   ==============
Less: imputed interest                  (92,009)
---------------------------------------------------
Balance of obligations under
  capital leases                        358,117
Less: current portion                   (86,711)
---------------------------------------------------
Long term obligation under capital
  leases                                271,406
===================================================


Rent expense was $428,166 for the period ended September 30, 2000 (September 30, 1999 - $180,840; December 31, 1999 - $269,004; December 31, 1998 - $29,637).

15. NET CHANGE IN NON-CASH WORKING CAPITAL


                     Nine Months Ended               Year Ended
                  -----------------------------------------------------------

                   September   September   December    December   December
                   30, 2000     30, 1999    31, 1999    31, 1998   31, 1997
                      $           $            $           $          $
-----------------------------------------------------------------------------
Operating
  Activities
Accounts
  receivable      (3,517,085)   (413,895)   (331,582)     (7,243)        --
Short term
  investment      (2,398,146)         --          --          --         --
Prepaid expenses
  and deposits      (214,086)     53,628      81,979    (132,956)    (7,500)
Due from related                                                         --
  parties           (124,861)     13,118      11,341     (13,118)
Bank indebtedness    193,999          --          --          --         --
Accounts payable
  and accrued
  liabilities      2,342,204     469,347     799,691     395,624     32,976
Lease inducement     205,541          --          --          --         --
Due to
stockholder           68,900          --          --          --         --
Due to related
parties              157,901        (857)    (25,022)    197,115         --
-----------------------------------------------------------------------------
                  (3,285,633)    121,341     536,407     439,422     25,476
-----------------------------------------------------------------------------

Attributed to
  investing
  activities      (1,004,645)       --     257,214           --          --
Attributed to
  financing
  activities            --          --          --           --          --
-----------------------------------------------------------------------------
Attributed to
  operating
  activities      (4,290,278)    121,341     279,193     439,422     25,476
=============================================================================


NY/311594.5                           31

16.   SEGMENTED INFORMATION

The Company's activities include professional security consulting services, integration and installation of secure information systems, and remote data storage and recovery services. The activities are conducted in one operating segment and are carried out in three geographic segments as follows:


September 30, 2000

                      Canada         U.S.        Total
                        $             $            $
---------------------------------------------------------

Loss information

Revenue               5,816,142   1,190,613    7,006,755
Cost of sales         2,266,061     410,684    2,676,745
Expenses             15,719,550   3,604,693   19,324,243
---------------------------------------------------------
                    (12,169,469) (2,824,764) (14,994,233)
Corporate overheads                           (2,667,716)
---------------------------------------------------------
Net loss            (12,169,469) (2,824,764) (17,661,949)
---------------------------------------------------------

Selected balance
 sheet information
Equipment and
 leasehold
 improvements         3,020,658     372,198    3,392,856
Goodwill and
employee and
consultants base     21,403,379   2,093,366   23,496,745
=========================================================




September 30, 1999

                       Canada       U.S.        Total
                         $           $            $
---------------------------------------------------------
                                    --
Loss information
Revenue                372,630      --         372,630
Cost of sales            2,066      --           2,066
Expenses             2,579,279      --       2,579,279
---------------------------------------------------------
                    (2,208,715)     --      (2,208,715)
Corporate overheads                         (1,630,420)
---------------------------------------------------------
Net loss            (2,208,715)     --      (3,839,135)
=========================================================
Selected balance
 sheet information
Equipment and
 leasehold
 improvements          496,699      1,305      498,004
=========================================================


NY/311594.5                           32

December 31, 1999

                     Canada         U.S.       Total
                       $             $           $
------------------------------------------------------

Loss information
Revenue                554,676    37,370      592,046
Cost of sales            2,066        --        2,066
Expenses             4,023,458    11,098    4,036,622
------------------------------------------------------
                    (3,470,848)   26,272   (3,444,576)
Corporate overheads                        (3,723,200)
------------------------------------------------------
Net loss                                   (7,167,776)
------------------------------------------------------
Selected balance
 sheet information
Equipment and
 leasehold
 improvements          547,886   151,349      699,235
Goodwill and
employee and
consultants base     2,259,698   369,302    2,629,000
=========================================================



December 31, 1998

                     Canada         U.S.        Total
                       $            $             $
------------------------------------------------------

Loss information

Revenue                 29,068        --       29,068
Cost of sales               --        --           --
Expenses             1,835,561        --     1,835,561
------------------------------------------------------
                                           (1,806,493)
Corporate overheads                        (1,269,794)
------------------------------------------------------
Net loss            (1,806,493)       --   (3,076,287)
------------------------------------------------------

Selected balance
 sheet information
Equipment and
 leasehold              77,090      1740       78,830
 improvements
Goodwill and                --        --           --
employee and
consultants base
=========================================================



NY/311594.5                           33

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


NY/311594.5                           34

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

      Both of JAWZ' two primary operating subs, JAWZ Canada and JAWZ USA, specialize in the field of end-to-end information security, providing consulting services and software solutions to minimize the threats to clients' information and communications. The overall strategic goal for JAWZ is to consolidate the highly fragmented information security industry, achieve increasing economies of scale through the acquisition of high growth, emerging market firms and integrate such firms through centralized administration and planning. Through industry and management expertise, JAWZ attempts to ensure that acquired firms receive the capital and corporate planning necessary to maximize the growth potential within each information security niche.

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

NY/311594.5                           35

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


NY/311594.5                           36

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


NY/311594.5                           37

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

      JAWZ has experienced net losses over the past three years and as of September 30, 2000, had an accumulated deficit of approximately $28.0 million. These losses are attributable to both cash losses and losses resulting from costs incurred in the development of the JAWZ' services and infrastructure as well as non-cash interest and amortization charges. JAWZ expects operating losses to continue for the foreseeable future as it continues to develop and promote its services. JAWZ believes that its existing cash and marketable securities balances will be sufficient to fund JAWZ' operations through the near future. In order to develop and promote its services and products, JAWZ will need, and is considering, financing beyond this period including strategic partnerships, public or private equity and/or debt financing. No assurance can be given, however, that JAWZ will be able to obtain additional financing on terms acceptable to JAWZ, if at all. If JAWZ fails to obtain financing, or fails to obtain financing on terms favorable to JAWZ, JAWZ may be unable to continue to complete the commercialization of its products, or continue its current operations as presently conducted, if at all.

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







NY/311594.5                           38

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

      In connection with this transaction, the investors also received five-year adjustable warrants to purchase shares of JAWZ common stock at an exercise price of $.001 per share. The exact number of shares is to be determined using a formula that is applied at three separate 40 day adjustment periods commencing between the 150th and 240th day following June 22, 2000.

NY/311594.5                           39

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

Item 4. Submission of Matters to a Vote of Security Holders.

      On September 29, 2000 JAWZ amended its certificate of incorporation to change its name from "JAWS Technologies, Inc." to "JAWZ Inc." Such amendment was effected after obtaining requisite stockholder approval at a meeting of the stockholders held on September 29, 2000, at the offices of Paul, Hastings, Janofsky & Walker LLP, 399 Park Avenue, New York, New York 10022, counsel to JAWZ. At the stockholders meeting, 36,823,941 shares were entitled to vote and 18,904,025 shares were voted in favor of the name change and there were no votes against (or abstaining from voting for or against) the name change. The name change was approved by JAWZ' board of directors.





NY/311594.5                           40

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

        3.1(1) Articles of Incorporation of "e-biz" solutions, inc. (now JAWZ Inc., a Nevada corporation), dated January 27, 1997.

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

        3.4(4) Bylaws of "e-biz" solutions, inc. (now JAWZ Inc., a Delaware corporation), dated January 27, 1997.

        3.5(5) Certificate of Incorporation of JAWS Technologies, Inc., a Delaware corporation, dated April 28, 2000.

        3.6(6) Certificate of Amendment to Certificate of Incorporation of JAWS Technologies, Inc., a Delaware corporation, dated September 29, 2000, changing the name of JAWS Technologies, Inc. to JAWZ Inc.

        4.1(7) Investment Agreement by and between JAWS Technologies, Inc., a Nevada corporation, and Bristol Asset Management LLC dated August 27, 1998 and letter of termination.

        4.2(8) Debenture Acquisition Agreement by and between JAWS Technologies, Inc., a Nevada corporation, and Thomson Kernaghan & Co. Limited, dated September 25, 1998.

        4.3(9) Amendment No. 1 to Debenture Purchase Agreement by and between JAWS Technologies, Inc. and Thomson Kernaghan & Co. Limited, dated April 27, 1999.

--------------------------------------------
(1) Incorporated by reference to Exhibit 3.1 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
(2) Incorporated by reference to Exhibit 3.2 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
(3) Incorporated by reference to Exhibit 3.3 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
(4) Incorporated by reference to Exhibit 3.4 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
(5) Incorporated by reference to Exhibit 3.4 of the Company's Form S-1/A (File No. 333-38088), filed with the SEC on July 13, 2000.
(6) Incorporated by reference to Exhibit 3.6 of the Company's Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2000.
(7) Incorporated by reference to Exhibit 4.1 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
(8) Incorporated by reference to Exhibit 4.2 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
(9) Incorporated by reference to Exhibit 4.3 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.

NY/311594.5                           41

        4.4(10) Warrant to purchase 1,000,000 shares of common stock of JAWS Technologies, Inc., a Nevada corporation, issued to Bristol Asset Management LLC, dated April 20, 1999.

        4.5(11) Form of Warrant to purchase 834,000 shares of common stock of JAWS Technologies, Inc., a Nevada corporation, issued to Glentel Inc., dated June 21, 1999.

        4.6(12) Schedule of Warrant holders which received the Form of Warrant set forth in 4.5 above.

        4.7(13) Form of Warrant issued by JAWZ in connection with the Private Placement Transaction.

        4.8(14) Schedule of Warrant holders which received the Form of Warrant set forth in 4.9 above.

        4.9(15) Warrant to purchase 217,642 shares of common stock of JAWS Technologies, Inc., a Nevada corporation, issued to Thomson Kernaghan & Co. Limited, dated December 31, 1999.

        4.10(16) Certificate of the Designation, Voting Power, Preference and Relative, Participating, optional and other Special Rights and Qualifications, Limitations or Restrictions of the Special Series & Preferred Voting Stock of JAWS Technologies, Inc., dated November 30, 1999.

        4.11(17) Incentive and Non-Qualified Stock Option Plan of JAWS Technologies, Inc., a Nevada corporation.

        4.12(18) Placement Agency Agreement by and between JAWS Technologies, Inc., a Nevada corporation, and Thomson Kernaghan & Co. Limited, dated December 31, 1999.

        4.13(19) Placement Agency Agreement by and between JAWS Technologies, Inc., a Nevada corporation, and Thomson Kernaghan & Co. Limited, dated February 15, 2000.

--------------------------------

(10) Incorporated by reference to Exhibit 4.4 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
(11) Incorporated by reference to Exhibit 4.5 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
(12) Incorporated by reference to Exhibit 4.6 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
(13) Incorporated by reference to Exhibit 4.7 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
(14) Incorporated by reference to Exhibit 4.8 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
(15) Incorporated by reference to Exhibit 4.9 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
(16) Incorporated by reference to Exhibit 4.10 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
(17) Incorporated by reference to Exhibit 4.11 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
(18) Incorporated by reference to Exhibit 10.13 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
(19) Incorporated by reference to Exhibit 4.13 of the Company's Form 10-K405, filed with the SEC on March 24, 2000.

NY/311594.5                           42

         4.14(20) Placement Agency Agreement by and between JAWS Technologies,
                  Inc., a Nevada corporation, and SmallCaps Online LLC, dated February 15, 2000.

         4.15(21) Form of Subscription Agreement to purchase 235,295 Units of
                  JAWS Technologies, Inc., a Nevada corporation, by and between JAWS Technologies, Inc., a Nevada corporation, and BPI Canadian Small Companies Fund, dated December 20, 1999.

         4.16(22) Schedule of Subscribers that purchased subscriptions pursuant to the Form of Subscription Agreement set forth above in 10.14.

         10.1(23) Securities Purchase Agreement, dated as of June 22, 2000, among JAWS Technologies, Inc. and investors signatory thereto.

         10.2(24) Registration Rights Agreement, made and entered into as of June 22, 2000, among JAWS Technologies, Inc. and the investors signatory thereto.

         10.3(25) Share Purchase Agreement, dated August 15, 2000, among JAWS
                  Technologies, Inc., JAWS Acquisition Canada Corp., 4Comm.com, Inc., and other signatories thereto.

         10.4(26) Share Purchase Agreement, dated August 15, 2000, among JAWS
                  Technologies, Inc., JAWS Acquisition Canada Corp., General Network Services - GNS Inc., and other signatories thereto.

         10.5(27) Registration Right Agreement, dated August 15, 2000, between
                  JAWS Technologies, Inc. and the Vendors signatories thereto.

         10.6(28) Support Agreement, dated August 1, 2000 between JAWS
                  Technologies, Inc. and JAWS Acquisition Canada Corp.

         10.7(29) Voting and Exchange Trust Agreement, dated August 1, 2000, among JAWS Technologies, inc. and JAWS Acquisition Canada Corp. and Montreal Trust Company of Canada.

------------------------------
(20) Incorporated by reference to Exhibit 4.14 of the Company's Form 10-K405, filed with the SEC on March 24, 2000.
(21) Incorporated by reference to Exhibit 10.14 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
(22) Incorporated by reference to Exhibit 4.16 of the Company's Form 10-K405, filed with the SEC on March 24, 2000.
(23) Incorporated by reference to Exhibit 10.19 of the Company's Form S-1/A (File No. 333-38088), filed with the SEC on July 13, 2000.
(24) Incorporated by reference to Exhibit 10.20 of the Company's Form S-1/A (File No. 333-38088), filed with the SEC on July 13, 2000.
(25) Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K, filed with the SEC on September 11, 2000.
(26) Incorporated by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K, filed with the SEC on September 11, 2000.
(27) Incorporated by reference to Exhibit 2.3 of the Company's Current Report on Form 8-K, filed with the SEC on September 11, 2000.
(28) Incorporated by reference to Exhibit 2.4 of the Company's Current Report on Form 8-K, filed with the SEC on September 11, 2000.
(29) Incorporated by reference to Exhibit 2.5 of the Company's Current Report on Form 8-K, filed with the SEC on September 11, 2000.

NY/311594.5                           43

         10.8(30) Share Purchase Agreement, dated August 22, 2000, among JAWS
                  Technologies, Inc., JAWS Acquisition Canada Corp., the shareholders of Betach Systems Inc., and the shareholders of Betach Advanced Solutions Inc.

         10.9(31) Form of Warrant Certificate made by JAWS Technologies, Inc. in favor of the shareholders of Betach Systems Inc. and the shareholders of Betach Advanced Solutions Inc.

         10.10(32)List of warrant holders with respect to whom JAWZ issued warrants pursuant to the Form of Warrant Certificate set forth in Exhibit 4.1: Randy Walinga, Stephanie Muzyka, Lawrence Gordey and Soon Chong.

         27.1(33) Financial Data Schedule.

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










------------------------
(30) Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K, filed with the SEC on September 18, 2000.
(31) Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K, filed with the SEC on September 18, 2000.
(32) Incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K, filed with the SEC on September 18, 2000.
(33) Incorporated by reference to Exhibit 27.1 of the Company's Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2000.


NY/311594.5                           44

                                   SIGNATURES

   In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        JAWZ INC.

Date:  December 15, 2000
                                        By:  /s/ Robert J. Kubbernus
                                             --------------------------

                                             Name:  Robert J. Kubbernus
                                             Title: Chairman of the Board,
                                                    President and Chief
                                                    Executive Officer
                                                   (Principal Executive Officer)


Date: December 15, 2000

                                        By:    /s/ Riaz Mamdani
                                               --------------------------

                                               Name:  Riaz Mamdani
                                               Title: Chief Financial Officer
                                                      (Principal Financial and
                                                       Accounting Officer)



NY/311594.5                           S-1

                                  EXHIBIT INDEX

      Exhibit                       Description

         3.1(1) Articles of Incorporation of "e-biz" solutions, inc. (now JAWZ Inc., a Nevada corporation), dated January 27, 1997.

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

         3.4(4) Bylaws of "e-biz" solutions, inc. (now JAWZ, Inc., a Delaware corporation), dated January 27, 1997.

         3.5(5) Certificate of Incorporation of JAWS Technologies, Inc., a Delaware corporation, dated April 28, 2000.

         3.6(6) Certificate of Amendment to Certificate of Incorporation of JAWS Technologies, Inc., a Delaware corporation, dated September 29, 2000, changing the name of JAWS Technologies, Inc. to JAWZ Inc.

         4.1(7) Investment Agreement by and between JAWS Technologies, Inc., a Nevada corporation, and Bristol Asset Management LLC dated August 27, 1998 and letter of termination.

         4.2(8) Debenture Acquisition Agreement by and between JAWS Technologies, Inc., a Nevada corporation, and Thomson Kernaghan & Co. Limited, dated September 25, 1998.

         4.3(9) Amendment No. 1 to Debenture Purchase Agreement by and between JAWS Technologies, Inc. and Thomson Kernaghan & Co. Limited, dated April 27, 1999.

-----------------------------------------
(1) Incorporated by reference to Exhibit 3.1 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
(2) Incorporated by reference to Exhibit 3.2 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
(3) Incorporated by reference to Exhibit 3.3 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
(4) Incorporated by reference to Exhibit 3.4 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
(5) Incorporated by reference to Exhibit 3.4 of the Company's Form S-1/A (File No. 333-38088), filed with the SEC on July 13, 2000.
(6) Incorporated by reference to Exhibit 3.6 of the Company's Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2000.
(7) Incorporated by reference to Exhibit 4.1 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
(8) Incorporated by reference to Exhibit 4.2 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
(9) Incorporated by reference to Exhibit 4.3 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.

NY/311594.5

         4.4(10) Warrant to purchase 1,000,000 shares of common stock of JAWS Technologies, Inc., a Nevada corporation, issued to Bristol Asset Management LLC, dated April 20, 1999.

         4.5(11) Form of Warrant to purchase 834,000 shares of common stock of JAWS Technologies, Inc., a Nevada corporation, issued to Glentel Inc., dated June 21, 1999.

         4.6(12) Schedule of Warrant holders which received the Form of Warrant set forth in 4.5 above.

         4.7(13) Form of Warrant issued by JAWZ in connection with the Private Placement Transaction.

         4.8(14) Schedule of Warrant holders which received the Form of Warrant set forth in 4.9 above.

         4.9(15) Warrant to purchase 217,642 shares of common stock of JAWS Technologies, Inc., a Nevada corporation, issued to Thomson Kernaghan & Co. Limited, dated December 31, 1999.

         4.10(16) Certificate of the Designation, Voting Power, Preference and
                  Relative, Participating, optional and other Special Rights and Qualifications, Limitations or Restrictions of the Special Series & Preferred Voting Stock of JAWS Technologies, Inc., dated November 30, 1999.

         4.11(17) Incentive and Non-Qualified Stock Option Plan of JAWS
                  Technologies, Inc., a Nevada corporation.

         4.12(18) Placement Agency Agreement by and between JAWS Technologies,
                  Inc., a Nevada corporation, and Thomson Kernaghan & Co. Limited, dated December 31, 1999.

         4.13(19) Placement Agency Agreement by and between JAWS Technologies,
                  Inc., a Nevada corporation, and Thomson Kernaghan & Co. Limited, dated February 15, 2000.

---------------------------

(10) Incorporated by reference to Exhibit 4.4 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
(11) Incorporated by reference to Exhibit 4.5 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
(12) Incorporated by reference to Exhibit 4.6 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
(13) Incorporated by reference to Exhibit 4.7 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
(14) Incorporated by reference to Exhibit 4.8 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
(15) Incorporated by reference to Exhibit 4.9 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
(16) Incorporated by reference to Exhibit 4.10 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
(17) Incorporated by reference to Exhibit 4.11 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
(18) Incorporated by reference to Exhibit 10.13 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
(19) Incorporated by reference to Exhibit 4.13 of the Company's Form 10-K405, filed with the SEC on March 24, 2000.


NY/311594.5

         4.14(20) Placement Agency Agreement by and between JAWS Technologies,
                  Inc., a Nevada corporation, and SmallCaps Online LLC, dated February 15, 2000.

         4.15(21) Form of Subscription Agreement to purchase 235,295 Units of
                  JAWS Technologies, Inc., a Nevada corporation, by and between JAWS Technologies, Inc., a Nevada corporation, and BPI Canadian Small Companies Fund, dated December 20, 1999.

         4.16(22) Schedule of Subscribers that purchased subscriptions pursuant to the Form of Subscription Agreement set forth above in 10.14.

         10.1(23) Securities Purchase Agreement, dated as of June 22, 2000, among JAWS Technologies, Inc. and investors signatory thereto.

         10.2(24) Registration Rights Agreement, made and entered into as of June 22, 2000, among JAWS Technologies, Inc. and the investors signatory thereto.

         10.3(25) Share Purchase Agreement, dated August 15, 2000, among JAWS
                  Technologies, Inc., JAWS Acquisition Canada Corp., 4Comm.com, Inc., and other signatories thereto.

         10.4(26) Share Purchase Agreement, dated August 15, 2000, among JAWS
                  Technologies, Inc., JAWS Acquisition Canada Corp., General Network Services - GNS Inc., and other signatories thereto.

         10.5(27) Registration Right Agreement, dated August 15, 2000, between
                  JAWS Technologies, Inc. and the Vendors signatories thereto.

         10.6(28) Support Agreement, dated August 1, 2000 between JAWS
                  Technologies, Inc. and JAWS Acquisition Canada Corp.

         10.7(29) Voting and Exchange Trust Agreement, dated August 1, 2000, among JAWS Technologies, inc. and JAWS Acquisition Canada Corp. and Montreal Trust Company of Canada.

------------------------------------------

(20) Incorporated by reference to Exhibit 4.14 of the Company's Form 10-K405, filed with the SEC on March 24, 2000.
(21) Incorporated by reference to Exhibit 10.14 of the Company's Form S-1 (File No. 333-30406), filed with the SEC on February 14, 2000.
(22) Incorporated by reference to Exhibit 4.16 of the Company's Form 10-K405, filed with the SEC on March 24, 2000.
(23) Incorporated by reference to Exhibit 10.19 of the Company's Form S-1/A (File No. 333-38088), filed with the SEC on July 13, 2000.
(24) Incorporated by reference to Exhibit 10.20 of the Company's Form S-1/A (File No. 333-38088), filed with the SEC on July 13, 2000.
(25) Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K, filed with the SEC on September 11, 2000.
(26) Incorporated by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K, filed with the SEC on September 11, 2000.
(27) Incorporated by reference to Exhibit 2.3 of the Company's Current Report on Form 8-K, filed with the SEC on September 11, 2000.
(28) Incorporated by reference to Exhibit 2.4 of the Company's Current Report on Form 8-K, filed with the SEC on September 11, 2000.
(29) Incorporated by reference to Exhibit 2.5 of the Company's Current Report on Form 8-K, filed with the SEC on September 11, 2000.


NY/311594.5

         10.8(30) Share Purchase Agreement, dated August 22, 2000, among JAWS
                  Technologies, Inc., JAWS Acquisition Canada Corp., the shareholders of Betach Systems Inc., and the shareholders of Betach Advanced Solutions Inc.

         10.9(31) Form of Warrant Certificate made by JAWS Technologies, Inc. in favor of the shareholders of Betach Systems Inc. and the shareholders of Betach Advanced Solutions Inc.

         10.10(32) List of warrant holders with respect to whom JAWZ issued warrants pursuant to the Form of Warrant Certificate set forth in Exhibit 4.1: Randy Walinga, Stephanie Muzyka, Lawrence Gordey and Soon Chong.

         27.1(33) Financial Data Schedule.















--------------------------------------
(30) Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K, filed with the SEC on September 18, 2000.
(31) Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K, filed with the SEC on September 18, 2000.
(32) Incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K, filed with the SEC on September 18, 2000.
(33) Incorporated by reference to Exhibit 27.1 of the Company's Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2000.

NY/311594.5