Form 10-K
period 2000-12-31
JAWZ INC
filed 2001-03-30
CIK 1061261

     As filed with the Securities and Exchange Commission on March 30, 2001

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

[X]                 ANNUAL REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

                                       OR

[   ]               TRANSITION REPORT PURSUANT TO SECTION
               13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ..................to.........................

                     Commission File Number 0-19410

                            JAWZ Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



Delaware                                                   98-0167013
------------------------------                             ------------------
State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization                              Identification No.)

                          12 Concorde Place, Suite 900
                            Toronto, Ontario, Canada
                                     M3C 3T1
                ------------------------------------------------
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


          Securities registered pursuant to Section 12(g) of the Act:
                      Common Stock, par value $.001 per share
              ------------------------------------------------------
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X        No
                                              --------       --------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the registrant was $10,486,941 on March 1, 2001.

Number of shares outstanding of the registrant's class of common stock as of March 27th, 2001: 53,511,239.


                      DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for 2001 Annual Meeting of Stockholders - Part III

                                EXPLANATORY NOTE

     THIS ANNUAL REPORT ON FORM 10-K CONTAINS PREDICTIONS, PROJECTIONS AND OTHER STATEMENTS ABOUT THE FUTURE THAT ARE INTENDED TO BE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (COLLECTIVELY, "FORWARD-LOOKING STATEMENTS"). FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. A NUMBER OF IMPORTANT FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE THE INABILITY TO SUCCESSFULLY DEVELOP AND COMMERCIALIZE PRODUCTS, THE COMPANY'S LIMITED OPERATING HISTORY AND CONTINUING OPERATING LOSSES, RECENT AND POTENTIAL DEVELOPMENT STRATEGIC ALLIANCES, THE OUTCOME OF PENDING LITIGATION, THE IMPACT OF ACQUISITIONS, ESTABLISHING AND MAINTAINING EFFECTIVE DISTRIBUTION CHANNELS, IMPACT AND TIMING OF LARGE ORDERS, PRICING PRESSURES IN THE MARKET, THE COMPANY'S LIQUIDITY AND CAPITAL RESOURCES, SYSTEMS FAILURES, TECHNOLOGICAL CHANGES, VOLATILITY OF SECURITIES MARKETS, GOVERNMENT REGULATIONS, AND ECONOMIC CONDITIONS AND COMPETITION IN THE GEOGRAPHIC AND THE BUSINESS AREAS WHERE WE CONDUCT OUR OPERATIONS. IN ASSESSING FORWARD-LOOKING STATEMENTS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K, READERS ARE URGED TO READ CAREFULLY ALL CAUTIONARY STATEMENTS -- INCLUDING THOSE CONTAINED IN OTHER SECTIONS OF THIS ANNUAL REPORT ON FORM 10-K.

                                     PART I

ITEM 1. BUSINESS.

GENERAL

     JAWZ Inc. and its subsidiaries (collectively "JAWZ" or the "Company") provide information security and secure e-business solutions (collectively "e-security solutions"). The Company assists in removing the burden of information risk management for its customers by providing products and services that cover the entire e-security market (from assessment to implementation to monitoring), via its three divisions: Security Products, Professional Security Services and Managed Security Services. JAWZ develops, sells, installs and supports its own and third party information security products. JAWZ products are based on proprietary encryption technology.

INDUSTRY BACKGROUND

     E-security solutions historically have been deployed primarily to protect corporate networks from erroneous and possibly malicious intrusion, and to preserve the integrity of data as it passed over insecure networks. It was typically the focus of businesses in security conscious or dependent industries such as banking, telecommunications, aerospace and defense. However, today e-security has become a fundamental requirement for conducting all forms of business, including but not limited to commerce and communications conducted through corporate intranets, extranets and other Internet based applications. Many organizations, in a wide range of industries, are conducting e-business as a means of reducing costs, competing more aggressively and more efficiently meeting increased business demands for speed, accuracy and delivery of information.

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

     E-business requires e-security to create and ensure the same trust relationships that currently exist on paper in the brick-and-mortar world, so organizations can conduct e-business with the same confidence with which they currently conduct traditional commerce. There are several essential requirements for e-security: (a) user identification and authentication; (b) access control and privilege management; (c) data privacy, integrity and authentication; and
(d) security administration and audit. JAWZ delivers products and services that fulfill these essential requirements.

COMPANY HISTORY

     JAWZ was incorporated on January 27, 1997 under the laws of the State of Nevada as "E-Biz" Solutions, Inc. On March 27, 1998, "E-Biz" Solutions, Inc. changed its name to JAWS Technologies, Inc. and on September 29, 2000 JAWS Technologies, Inc. changed its name to JAWZ Inc. Effective July 7, 2000, JAWZ Inc. migrated its incorporation to the State of Delaware. As at September 30, 2000, the Company's international headquarters are located in Toronto, Ontario, Canada. The Company also has offices in Calgary, Alberta and Ottawa, Ontario in Canada. In the United States the Company has offices in Fairfield, New Jersey, Chicago, Illinois. Until February 2001 JAWZ had additional North American offices in Pasadena, California, Edmonton, Alberta and Vancouver, British Columbia.

     The Company's first proprietary technology, known as L5, was developed and refined over approximately 15 years by its inventor Mr. Jim L. A. Morrison, formerly the Chief Programmer at JAWZ from March 1, 1998 to April 20, 1999. On October 20, 1997, JAWS Software Ltd. (a company controlled by Mr. Morrison) assigned all of its right, title and interest in L5, and other miscellaneous intellectual property to JAWZ. In October 1998, during JAWZ patent application process, there was a further assignment of L5, and other miscellaneous intellectual property to JAWZ by Mr. Morrison in order to fulfill the requirements of the patent application process. L5 itself is not the software produced and marketed by JAWZ but the mathematical process outlining the detailed steps required to encrypt and decrypt data. L5 can be incorporated into a variety of software programs requiring encryption of data. L5's 4096 key bit length gave JAWZ a competitive advantage over competitors in the encryption market. The ability to make quick changes in L5 programming, in addition to the strength provided by the 4096 bit key length, allowed JAWZ to be responsive to clients' demands for products that require both customization and strength.

     The 4,096 bit key length has to the Company's knowledge, to date, been unbroken. In August 1999, RSA Security Inc. ("RSA Security") reported that a 512 bit security code was broken and recommended at least 768 bit keys as the minimum for achieving reliable security. Each bit of key length is significant in that every time a bit gets added to a key length, the expected number of guesses someone would have to make to decrypt an encrypted message doubles. For someone to decrypt JAWZ 4096 bit key length, it would require a number of guesses equal to a number 1,233 digits long.

     The Company's wholly owned subsidiaries are:

          o JAWZ Canada Inc., formerly JAWS Technologies, Inc., an Alberta corporation ("JAWZ Canada"). Effective July 1, 2000, JAWS Technologies (Ontario) Inc., Pace Systems Group Inc. ("Pace") and Offsite Data Services Ltd. ("Offsite") were amalgamated with JAWZ Canada. JAWZ Canada provides high-end information security, providing consulting services and software solutions to minimize the threats to clients' information and communications. At its offices in Calgary, Alberta, JAWZ developed proprietary encryption software using the L5 encryption algorithm to secure binary data in various forms, including streamlining or blocking data.

          o JAWZ USA Inc. ("JAWZ USA"), formerly JAWS Technologies (Delaware), Inc., provides the same products and services as JAWZ Canada.

          o JAWZ Illinois Inc., formerly Nucleus Consulting, Inc. ("Nucleus"). The Company intends to amalgamate JAWZ USA Inc. and JAWZ Illinois Inc.

          o JAWZ Acquisition Corp. ("JAC") was established primarily for tax purposes and has been used solely for the acquisition of Offsite; and

          o JAWZ Acquisition Canada Corp. ("JACC") was established for the purpose of completing certain acquisitions and tax purposes. JACC has four wholly owned subsidiaries, General Network Services
               (GNS) Inc. ("GNS"), Betach Advanced Solutions Inc., Betach Systems, Inc. (collectively the "Betach companies") and 4COMM.com Inc. ("4COMM"). The Company intends to dissolve the Betach companies and 4COMM as the assets and operations of these companies have been incorporated into JAWZ Canada.

ACQUISITIONS AND INVESTMENT HISTORY

     In November 1999, JAWZ acquired all of the issued and outstanding shares of common stock of Pace. Pace was a private company incorporated in 1986 with a history of providing financial information technology security solutions to retailers and large financial organizations in North America. More specifically, Pace offered services in the area of payment systems, including point of sale/automated business machines, electronic funds transfer, switch implementation, point of sale application and device integration, network architecture and design, system integration and project management. With the acquisition of Pace, JAWZ retained several highly qualified financial information and technology specialists who have long established relationships with clients. These services have been incorporated into and are now provided by JAWZ through its Professional Security Services group. In July 2000, Pace was amalgamated in JAWZ Canada.

     In December 1999, JAWZ, through JAWS USA, purchased substantially all of the assets of Secure Data Technologies Corporation ("Secure Data"), a New Jersey corporation, which provided numerous information security services, including consulting, policy development, risk assessment, penetration testing, firewall management, certificate authority services, incident response, high-tech crime investigations, computer forensics and training. These services have been incorporated into and are now provided by JAWZ through its Professional Security Services group.

     In January 2000, JAWZ, through JAC, acquired all of the outstanding shares of Offsite. Offsite was a Calgary based company incorporated in 1995, providing automated Internet based back up, storage and recovery of computer data. Using Offsite's software, a customer's selected computer files are scanned for changed data. The client data is then compressed and transmitted to a mainframe data center in Calgary. Client data is transmitted to the data center over a variety of networks depending on the client's needs including the public switched telephone network, the Internet, cable services and fibre optic networks. Managed data center facility services are provided by Electronic Data Systems Corporation of Ottawa, Ontario. The services provided by Offsite have been incorporated into and are provided by JAWZ through its Managed Services group. Offsite was amalgamated into JAWZ Canada in July 2000.

     In January 2000, the Company exercised its option to purchase two million common shares, representing 25% of the outstanding shares, of Cobratech for $20,000 and granted Cobratech the exclusive right to market and sell the Company's products and service offerings in Asia for four years commencing October 1999. The Company will receive a 25% royalty on all products sold by Cobratech. No royalties have been received to date. In January 2001, CTI Diversified Holdings Inc. announced their intention to acquire 100% of the common shares of Cobratech. In February 2001, the Company received 1,051,368 common shares of CTI for its shares in Cobratech. All of JAWZ divisions work with CTI to assist in the delivery of security products and services in Asia. JAWZ owns less than 20% of CTI.

     In April 2000, JAWZ acquired all of the outstanding shares of Nucleus. Nucleus provided consulting services related to data networking, telephony and mobile communications. These services have been incorporated into and are now provided by JAWZ through its Professional Security Services group.

     In May 2000, the Company purchased the intellectual property assets and operations of Doctorvillage.com Inc. ("Doctorvillage"). Doctorvillage was developing a website for medical professionals. The services/products provided by Doctorvillage have been incorporated into and are provided by the Professional Security Services group and forms the core of the Company's Health Insurance Portability and Accountability Act ("HIPAA") project.

     In August 2000, the Company acquired all of the outstanding shares of 4COMM through JACC. 4COMM was an information systems security products provider and consultant offering software, hardware and support solutions and services. These solutions and services have been incorporated into and are now provided by JAWZ through its Security Products group.

     In August 2000, JAWZ acquired through JACC all of the outstanding shares of GNS. GNS, an Ontario corporation, was a computer and electronic commerce network security consultant specializing in Public Key Infrastructure ("PKI") technologies for national and international organizations offering software, hardware and support solutions and services. These solutions and services have been incorporated into and are now provided by JAWZ through its Professional Security Services and Managed Security Services groups.

     In August 2000, JAWZ acquired through JACC all of the outstanding shares in each of the "Betach companies. The Betach companies, incorporated in Alberta, provided full service e-business solutions with expertise in security and networking, e-commerce solutions and knowledge management solutions. These services have been incorporated into and are now provided by JAWZ through its Professional Security Services and Security Products groups.

     In October 2000, the Company acquired an option to acquire 51% of the outstanding shares of CU Connection Ltd. ("Cu Connect") pursuant to the terms of a convertible debenture issued by Cu Connect. Cu Connect provides on-line access to shared cash networks for credit unions and the access to Automated Teller Machines (ATMs) and Point-of-Sale (POS) networks.

     On December 12, 2000, the Company received 2,384,880 common shares of eFinancial Depot.com, Inc. ("eFinancial") in settlement of a $2,112,946 receivable for work performed by the Company. This ownership represents less than 20% of eFinancial. eFinancial is a publicly traded company on the OTC Bulletin Board. eFinancial provides online financial services. This transaction is an investment and does not form part of the operations of the Company. An officer and director of the company is also on the advisory board of eFinancial.

     In December 2000, the Company acquired 130,672 common shares (approximately 20%) of Iconix Canada Inc. ("Iconix") together with an option to purchase an additional 51,000 common shares. Iconix provides network management tools to the education market. Iconix and the Company share in common a director and major shareholder. This transaction is an investment and does not form part of the operations of the Company.



BUSINESS STRATEGY

     JAWZ' objective is to continue to be a leading provider of e-security solutions with a focus on the financial services, health care, telecommunications and government sectors. JAWZ has sought to achieve this objective by consolidating the highly fragmented information security industry and by achieving increasing economies of scale through the acquisition of growing organizations and through the integration of such operating entities through centralized administration and planning.

     The Company completed seven material acquisitions since November 1999. The integration of these acquired businesses into the Company's information security business has expanded the products and services that the Company offers to its customers. Pace has been amalgamated into JAWZ Canada and forms part of the Professional Security Services group. Secure Data has been incorporated into the Professional Security Services group. Offsite has been amalgamated into JAWZ Canada and forms part of the Managed Services group. Nucleus has been amalgamated into JAWZ USA. Doctorvillage forms part of the Professional Security Services group, in particular the HIPAA project. 4COMM has been integrated as part of the Security Products group. GNS forms part of the Professional Security Services and Managed Security Services groups. Betach forms part of the Professional Security Services and Security Products groups. Through industry and management expertise, JAWZ attempts to ensure that acquired companies' receive the capital and corporate planning necessary to successfully compete in their respective markets.

     There was significant growth in 2000 in the financial services sector. There were successes with Cu Connect and several of the major banks in Canada by delivering security assessments and reviews to system development and product sales. The Cu Connect project is progressing on plan and system tests are soon to be completed.

     Telecommunications includes key telecommunication company partners Verizon Communications Inc. ("Verizon"), also a partner in financial services and health care, Intermedia Communications Inc. ("Intermedia"), Telus Corporation ("Telus") and GT Group Telecom Inc. ("Group Telecom"). The Company continues to win business with its telecommunication partners from e-security to e-business engagements.

     In health care, JAWZ has developed a comprehensive Health Insurance Portability and Accountability Act ("HIPAA") compliance program and website. HIPAA legislation requires health care provides to implement security and privacy safeguards by 2003. The Company's HIPAA compliance program is generating significant interest in the health care community. The U.S. and American College of Physician Executives (ACPE) has selected JAWZ as their security partner of choice.

     In the government sector, Industry Canada has chose the Company as their only third party security manager of secure information technology. The Company managed the security and Public Key Infrastructure ("PKI") for the spectrum auctions of 2000 and 2001. The Company has also provided technical expertise to facilitate the electronic signing of a joint statement on Global Electronic Commerce and E-Government between Canada and the United Kingdom to establish an agenda for bilateral and multilateral cooperation on e-Commerce. The signatures of the Canadian ministers are routed through Industry Canada's Certificate Authority, managed by the Company. The Company ensured that the PKI keys and proper software were functional on both ends of the international event. The Company is also working with various state governments in the United States on various PKI and security projects.

     In an attempt to create and maintain a competitive advantage in the information security industry, JAWZ strives to continually differentiate itself from other industry players and works towards establishing strong brand loyalty for its products and services through multiple channels of distribution. The distribution strategy used by JAWZ addresses the requirements of small organizations to large enterprises and matches the appropriate sales and distribution channels to the software and services offered.

     The key elements of the Company's strategy to be a leading provider of e-security include:

o Deliver e-Security Solutions. The Company believes e-security is driven by the proliferation of Internet based applications, whether for internal network security, for e-business applications deployed to customers, suppliers or employees, or for e-commerce Internet sites. Further, the Company believes that traditional, fear based security is being augmented and in many cases replaced by e-security as an enabling technology that opens up new markets and channels for communications and commerce. The Company intends to defend and grow its position in providing information security and secure e-business solutions.

o Expand Market Opportunities. The Company intends to expand its market opportunities through strategic alliances and partnerships and has expanded through a series of acquisitions. Strategic alliances such as Verizon and Telus, its government partners such as the Government of Canada and the U.S. and American College of Physician Executives in health care are examples of this. The Company plans to continue to foster and leverage these partnerships and enter into additional relationships with companies that can provide a strategic advantage. The Company has discontinued certain alliances and partnerships previously announced that were found not to be effective. The Company has also expanded market opportunities through a series of acquisitions which the Company believes will contribute to market expansion.

o Expand Indirect Sales and Support Channel. The Company currently sells its products and services through a direct sales force and through relationships with a significant number of OEM's and value-added resellers. The Company believes that an expanded indirect sales and support channel enables it to enter new markets and gain access to a larger installed base of potential customers in a cost effective manner.

o Maintain Technological Leadership. The Company plans to continue to add new capabilities and features to its e-security products and services to meet its customers evolving needs.

PRODUCTS AND SERVICES

       The Company's products and services include:

Professional Security Services:

     o JAWZ offers its customers a comprehensive review and analysis of managerial, technical and operational controls in order to determine the availability, integrity, and confidentiality of electronic data. The analysis includes a review of security strategy and policies, attack threats and vulnerabilities, the structure of existing security components and an assessment of the customer's electronic data in order to determine what information warrants protection. It also includes a review of the technical and operational controls and an examination of any hosting security, networks, physical, external and Internet security such as: how the customer currently responds to security breaches, contingency plans for security breaches, personnel hiring practices, the customer's change control management, documentation of customer computer programming and the organization of internal responsibility for security. Once the customer's existing security has been assessed, JAWZ will then develop a security architecture (solution) designed to take into account the customer's business model, available technology and security industry practices.

     o JAWZ offers customers an assessment of data vulnerabilities to theft from third party internet attacks by attempting to gain access to the customer's electronic data from a location external to the customer.

     o JAWZ offers customers a review and assessment of the security of the customer's computer operating system and how it protects the customer's computer network.

     o JAWZ assists customers by providing covert attempts, with managements' consent, to obtain crucial information as a test of internal controls in order to better attack and penetrate a system.

     o JAWZ offers customers a service pursuant to which JAWZ assesses, selects and implements a firewall, which is a computer program that prevents unauthorized entry into the whole of, or parts of the customer's computer network. If the customer has an existing firewall, JAWZ will assess its effectiveness and make recommendations for it's improvement. If a customer's network does not contain a firewall, requirements will be determined and JAWZ will recommend a third party manufactured firewall, install the firewall and monitor the system.

     o In the event of a customer's security breach, JAWZ offers customers access to a team of professional services staff to undertake emergency repairs to the customer's system and security.

     o JAWZ also offers customers assistance with development and/or an assessment of existing business continuity/disaster recovery plans and the development of improvements.

Managed Services:

     JAWZ administers information security systems for customers who do not have the necessary staff, experience or inclination to implement or administer the day to day security operations of their system. These services include firewall management where JAWZ provides the day to day monitoring of the customer's firewalls and any vulnerabilities such as mailing lists and permitted users, as well as the maintenance of customer access requirements, Secure Network Storage ("SNS") and PKI system monitoring. SNS is an internet based data backup and recovery solution. Security monitoring services also provide customers with information on potential threats and the vulnerabilities of electronic data.

Application Development:

     Where security is a customer's primary concern, JAWZ will develop and implement a secure Internet based application and computer network. An example being internet based applications using PKI techniques. PKI refers to the electronic authentication of individual users of the Internet. PKI enabled Internet based applications permit the verification of Internet users and is critical in financial transactions and other business transactions occurring over the Internet.

     JAWZ has developed its services around the premise of providing full information security solutions. This means providing services and strong product offerings to maintain the best possible solution for each client. JAWZ information security services are offered to government agencies, military agencies, small corporations, large corporations, financial institutions and industrial clientele.

     Once JAWZ collects the data during an assessment and fully analyzes the potential security risks revealed, a client-specific proposal for information systems security can be developed and presented to the client. At the option of the client, JAWZ can then integrate the appropriate software and products into a complete solution that meets the client's information security needs. The proposal generally includes a cost analysis to ensure the client understands the true cost of security in relationship to its risk and the value of the information being protected. JAWZ also provides training for the clients' staff to ensure that its employees are able to adopt the technology, policies and procedures provided by the information security solution.

     As a client's business changes, information technology modifications are inevitable. With these modifications, potential security risks are created. JAWZ offers clients the option of re-assessing their information systems as needed or to have regularly scheduled re-assessments in order to maintain adequate information systems security.

     The provision of these services is product neutral and may therefore offer both JAWZ' own suite of products, competitor's products or a combination of both to meet a client's specific needs. The goal of JAWZ is to provide the best possible solution. It is anticipated that competitor's products and services will be provided by JAWZ through standard licensing/reseller contracts with other security product vendors (e.g. Network Associates).

Products:

     JAWZ develops, sells, installs and supports both its own and third party information security products. JAWZ products are encryption based. The most recently released JAWZ product is the JAWZ DataGator. DataGator is a software product which automatically encrypts all data on Palm(TM) OS handheld devices. DataGator, a successor product to JAWZ Memo. JAWZ Memo was released in December 1998 and the second modified version was released in June 1999. This application can completely replace the existing Memo Pad function in the Palm Pilot III, V and VII. The material features of this product are the encryption and decryption of memos, compatibility with Palm Pilot III, V and VII and other compatible operating systems, symmetric algorithm mode, a relatively small size of executable as the operational execution of L5 requires minimal incremental disk space, the strength of a 4096 bit key length and certified as a Palm Platinum Solution under Palm's Platinum Solution certification program. In order to obtain the Palm Platinum Solution certification, a product must successfully undergo rigorous compatibility testing using standardized testing products. JAWS Memo is the only Palm Platinum Solution certified security related software available to Palm users as listed in the 1999 "Solutions for Your Enterprise" magazine of Palm.

     Another product, JAWZ Xmail, allows the secure exchange of e-mail messages via a POP3-compatible environment. JAWZ Xmail sits between the user's e-mail program (e.g. Microsoft Outlook) and the user's mail server and intercepts incoming and outgoing messages. When receiving encrypted messages, the user is prompted to enter his private key to decrypt the ciphertext. Conversely, outgoing messages are automatically encrypted with the recipient's public key. The JAWZ certificate server is a central repository holding user certificates. The material features of this product are the ability to send and receive secure e-mail messages over the Internet, compatibility with Windows 95/98/NT, centralized key management, compatibility with most POP3-based e-mail servers including Microsoft Outlook, Microsoft Outlook Express, Eudora, Pegasus, and Netscape Communicator, the encryption and decryption of e-mail messages and attachments, public and private key mode, temporary caching of password phrase, transparency to the user during operation as the application works in the background, on-line help, the strength of a 4096 bit key length and the self-pollinating nature of the product. JAWZ Xmail was first released in 1998.

     JAWZ Xmail is self-pollinating in that an intended recipient of an e-mail that does not have JAWZ Xmail is sent a notice that indicates that the sender of the original message is trying to send a secure message but cannot because the intended recipient is not currently using JAWZ Xmail. The intended recipient is then invited to click on a button that will initiate the download, through a web-browser, of a decrypt-only version of the product that will allow the intended recipient to receive the message. The downloaded version does not allow the sending of secure e-mail messages. To become fully enabled and registered the user, or the user's organization, must compensate JAWZ. Once payment is received, a registration program is automatically sent to the user thus fully enabling the downloaded version of the product.

     A discontinued product, JAWZ Data Encryption software was targeted towards both corporate and private users, which allows such users to protect important data on their workstations and network drives by encrypting such data with a symmetric algorithm or an asymmetric algorithm. The software also allows the exchange of secure data when using the public key mode. This software program has taken approximately 18 man months of research and development effort. The material features of this product are the encryption and decryption of data files, the encryption and decryption of folders, including recursive folders if desired, compatibility with Windows 95/98/NT and Citrix, symmetric algorithm mode, asymmetric algorithm mode, a simple easy-to-use interface developed in accordance with Microsoft standards of user-interface design, a relatively fast speed of execution as compared to competitors' algorithms, a relatively small size of executable, as the operational execution of L5 requires minimal incremental disk space and the strength of a 4096 bit key length. JAWZ Data Encryption first release was in July 1998.

     Although the print media coverage of L5 was positive in numerous articles and requests for information from investors, potential clients and interested parties have been numerous, there has not been significant sales of JAWZ products, and thus the discontinuance of certain products. From the client feedback that JAWZ has received, it is the opinion of management that although potential purchasers are aware of security as an issue surrounding information systems and may have been educating themselves as to what products and services are available, specific needs have not been identified. Therefore purchasers may not be ready to make specific buying decisions. Further, the selling cycle for security software with reseller and value added resellers ("VAR") programs takes considerable time to conclude. Export restrictions which slow down the flow of trade and the selling process as well as widespread 128 bit key length security product entrenchment within existing security products are additional factors which may affect sales.

     Third party manufacturers of information security products whose products JAWZ resells include: ActivCard, Aladdin, Axent, Blue Lance, Borderware, Check Point, Cisco Systems, Content Technologies, DataKey, Entrust, F-Secure Inc., Funk Software, Harris Corporation - STAT, Internet Security Systems, LogiKeep, Master

Design & Development, McAfee, Network Flight Recorder (NFR), Network Associates (NAI), Network ICE, PGP Security, Proginet, Rainbow Technologies, Securant, Secure Computing, RSA Security, Security Tools for NT, Sniffer Technologies, Tech Assist - Tools that Work, Tripwire, Viasec, and WebTrends.

Support:

     Client support services are currently available to JAWZ clients through a 1-800 help desk, onsite (as demand grows, it is intended that technicians will be available through regional JAWZ offices), frequently asked questions documents on the JAWZ website, e-mail support and online help built into JAWZ products.

DISTRIBUTION

     The Company currently sells its products and services through a direct sales force and through relationships with a significant number of OEM's and value-added resellers. The Company believes that an expanded indirect sales and support channel enables it to enter new markets and gain access to a larger installed base of potential customers in a cost effective manner.

CUSTOMERS AND ALLIANCES

     As of December 31, 2000, the Company has more than 50 major account customers and over 500 customers. Historically, the Company's principal customers have been in the telecommunications, financial services, health care, government, cyber crime and forensics and strategic and emerging markets. These customers generally work with highly confidential information and are sophisticated and knowledgeable purchasers of e-security systems. The Company believes that as corporate networks proliferate and become more complex, the number of industries concerned with e-security will grow.

     JAWZ has announced alliances with various other parties in 2000 including the following: Verizon, Cu Connect, Intermedia, Group Telecom Telus, the Government of Canada and the U.S. and American College of Physician Executives. In October 2000, JAWZ entered into a two part contract with Cu Connect. Part one of the contract is to implement and manage a secure Interac(R) Network Access node for Credit Union clients. JAWZ revenues from this project are expected to be $1.6 million. The second party of the Agreement is an option to purchase a 51% interest in a joint venture involving the long term management of the Interac(R) Direct Connect Financial node for approximately five years.

     In November 2000, the Company announced the formation of a partnership with Verizon to offer Verizon clients advanced information security services, targeting e-business security needs.

     Another telecommunication company alliance is with Telus. Telus serves as a VAR for security assessments and product sales to its business clientele. The Company has also provided technical expertise to facilitate the electronic signing of a joint statement on Global Electronic Commerce and E-Government between Canada and the United Kingdom to establish an agenda for bilateral and multilateral cooperation on e-Commerce. The signatures of the Canadian ministers are routed through Industry Canada's Certificate Authority, managed by the Company. The Company ensured that the PKI keys and proper software were functional on both ends of the international event. The Company is also working with various state governments in the United States on various PKI and security projects. The Company has discontinued certain alliances and partnerships previously announced that were found not to be effective.

     JAWZ has an agreement with Cobratech whereby JAWZ grants exclusive marketing rights to Cobratech in Asia with respect to a variety of software including DataGator, JAWZ Data Encryption, JAWZ Xmail and JAWZ Memo. The grant is for a term of four years provided Cobratech achieves certain revenue targets. In exchange for these rights, JAWZ obtained a 25% interest in Cobratech. Further, Cobratech is to pay JAWZ a royalty equal to 25% of the gross sales revenue generated by Cobratech with respect to the sale of JAWZ' products. Cobratech has recently been acquired by CTI Holdings in February 2001.

                                       11
COMPETITION

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

     A number of companies have developed various information security products such as encryption software, firewalls, intrusion detection software and hardware solutions. A non-exhaustive list of generally available competitive cryptographic algorithms includes: DES, TwoFish, Certicom ECC, RSA, MARS, and PGP. No one particular product in the marketplace controls market share. Two distinctive competitors, RSA Security and Network Associates, have been leaders in the sale of encryption software. All of these companies compete with JAWZ in the area of information security products.


MANUFACTURING AND SUPPLIERS

     Manufacturing and suppliers are not material issues for the Company as it is focused primarily on providing services. The Company does face the issue of recruiting and retaining staff that provide these services. There can be no guarantee that the Company will be successful in recruiting and retaining the required staff resources. For JAWZ software, this is produced in the JAWZ office in Calgary, Alberta. JAWZ software requires computer equipment, compact discs, compact disc burners, and human resources. The Company does sell third party software and is reliant upon these vendors for continued supply and support of their products.

INTELLECTUAL PROPERTY MATTERS

     JAWZ has applied for patent protection of L5 in the United States. The United States patent office has confirmed receipt of the application and JAWZ has qualified to have its patent application reviewed and evaluated. JAWZ has applied to register a number of its trademarks, trade names or service marks. To date, only the "Jaws" trademark, in the United States and Canada, have been registered. However, JAWZ has acquired the Xmail tradename from British Telecom PLC. JAWZ owns the copyright in all the software created by its employees and the copyrights which it has contractually acquired. JAWZ maintains strict confidentiality practices with its employees including contractual obligations by the employees. JAWZ' business is not dependent on a single license or group of licenses.

GOVERNMENT REGULATION AND EXPORT CONTROLS

     Export restrictions on encryption technology above 64 bits are tightly controlled through the provisions of the Wassenaar Arrangement. The Wassenaar Arrangement is a 26 country agreement, including Canada and the United States, controlling the export of encryption technology to any destination outside of continental North America. This arrangement requires exporters of encryption technology to make an application prior to exportation. Applications for export under the agreement are evaluated on a case by case basis and considerable evaluation is done by both countries involved in the export review. The application process slows down the selling cycle and flow of trade of JAWZ products by requiring compliance with the terms of the Wassenaar Arrangement. The Company recently obtained an Export Control License from the Canadian government for the international export of DataGator.

ENVIRONMENTAL LAW

     No specific environmental laws are applicable to JAWZ products or business activity other than general environmental controls related to non-hazardous waste disposal. JAWZ does not have any specific environmental costs and all costs related to waste disposal are accounted for under general operating costs. Current environmental laws have no direct costs or effect on JAWZ business activities. Environmental costs related to non-hazardous waste disposal are incurred in the ordinary course of business.

EMPLOYEES

     As of March 23, 2001, JAWS employs 180 full time staff. During 2000, the number of employees grew from 58 at the beginning of the year to 275 by year end. However, in an effort to reduce costs, the Company implemented a work force reduction in January 2001, eliminated 31 full time positions from across the Company. A second work force reduction was implemented in February 2001, eliminating an additional 64 full time positions from all areas of the Company, including the closure of the California, British Columbia and Edmonton, Alberta offices. None of JAWZ employees are represented by any type of labor organization and JAWZ is not aware of any activity by employees seeking organization. JAWZ considers its relationships with it employees to be satisfactory. JAWZ has, in its early stages, developed strong human resources practices with the belief that the growth of JAWZ is heavily reliant on its human resources.

INSURANCE

     JAWZ maintains insurance coverage including key man life insurance, policies, business interruption insurance, employment practice liability, directors and officers, errors and omissions, asset protection and public liability insurance.

ITEM 2. PROPERTIES.

     The Company's head office, with administrative and sales and marketing, is located in Toronto, Ontario under a non-cancelable 5 year lease expiring in 2005. The facility is approximately 17,000 square feet with an annual base rent of approximately Cdn$300,000 plus operating expenses.

     The Company also has two offices in Calgary, Alberta. The office at 630 - 8th Avenue S.W. (the "8th Avenue Office") is subject to a lease agreement from Thorburn Inc. ("Thorburn"). The Company is leasing approximately 14,000 square feet over two floors and is obligated to pay Thorburn Cdn$196,000 per annum, plus operating expenses, for 5 years expiring in 2005. Administration and Security Services occupy the 8th Avenue Office. A Director and Officer of JAWZ, owns a majority of the shares of Thorburn. The terms of the lease are as favorable as could be received from third parties.

     The Company also has an office in Calgary at 2340 Pegasus Way NE (the "Pegasus Office"). The Pegasus Office houses research and development, sales and marketing, and facilities personnel. JAWS is renting approximately 12,000 square feet and is obligated to pay Bankton Development Corp. ("Bankton") Cdn $168,000 per annum, plus operating costs, for a 5 year term expiring in 2005. A Director and Officer of JAWZ, owns a majority of the shares of Bankton. The terms of the lease are as favorable as could be received from third parties.

     The Company also has certain lease obligations to Shelbourne Place Holding Corp. ("Shelbourne") related to an office it previously occupied. The lease covers approximately 10,000 square feet at cost of Cdn$140,000 per annum, plus operating costs, expiring in 2004. The company has sublet this office space on commercial terms to an arms length third party for the duration of the term. A Director and Officer of JAWZ, owns a majority of the shares of Shelbourne. The terms of the lease are as favorable as could be received from third parties.

     The Company also leases facilities for sales and marketing and customer support throughout in New Jersey, Ottawa, Chicago, Pasadena, Burlington and Edmonton at annual base rents aggregating approximately $180,000 plus operating costs.

ITEM 3. LEGAL PROCEEDINGS.

     On August 10, 2000, Bristol Asset Management, LLC ("Bristol") filed a complaint in the Superior Court of the State of California (Case No. SC062765) against JAWZ and its Chairman alleging, amongst other things, breach of contract, fraud in the inducement, breach of fiduciary duty and unfair competition and requesting, amongst other things, specific performance, statutory penalties and injunctive relief and damages in excess of $10 million (the "Complaint"). The Complaint relates to a warrant (the "Warrant") issued by JAWZ to Bristol to purchase

1 million shares of JAWZ common stock and Bristol's rights relating to the exercise of the Warrant and the registration of shares underlying the Warrant. JAWZ filed an Answer to the Complaint on October 3, 2000 denying the allegations raised. The matter is currently proceeding in the normal course with exchanges of documents and depositions. The Chairman is indemnified against certain actions in his capacity as an officer and director of the Company in accordance with the Company's bylaws and general Delaware corporate law. The Company recently received an Offer to Compromise which it is considering.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders of the Company, through solicitation of proxies or otherwise, during the last quarter of the year ended December 31, 2000. JAWZ filed an amendment to its certificate of incorporation to effect a 10 for 1 reverse stock split effective March 30, 2001. Such amendment was effected after obtaining requisite stockholder approval at a meeting of the stockholders held on March 16, 2001, at the offices of Paul, Hastings, Janofsky & Walker LLP, 399 Park Avenue, New York, New York 10022, counsel to JAWZ. All references to shares in this Annual Report on Form 10-K are pre-consolidation references.


                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the names, ages and positions of the current executive officers of the Company.




Name                             Age       Position
----                             ---       ---------
Robert J. Kubbernus              41        Chairman of the Board, Chief
                                           Executive Officer, President, and
                                           Director.

Riaz Mamdani                     32        Chief Financial Officer and
                                           Director

Peter Labrinos                   42        President, JAWZ Canada

Robert Mahood                    54        President, JAWZ USA





     ROBERT J. KUBBERNUS. Mr. Kubbernus has served as Chairman of the Board, Chief Executive Officer and President since October 1997 and of Bankton Financial since February 1998. Mr. Kubbernus' primary responsibilities have been to oversee security product developers, provide executive direction and develop key contacts with governmental authorities, investors, clients, insurance underwriters and the investment community. From October 1992 to September 1997, Mr. Kubbernus held the position of President and Chief Executive Officer of Bankton Financial Corporation, a company which provides business and lending advisory services, where he led a team of corporate financial consultants who specialized in the placement of debt instruments with institutional and private lenders.

     RIAZ MAMDANI. Mr. Mamdani has been Chief Financial Officer of JAWZ since July 1999. Previous to this appointment, he was Director of Corporate Finance from March 1999 to July 1999. Mr. Mamdani is responsible for the development of operational financing including securities issuances, the documentation needed to close these issuances, establishing and implementing professional relationships and assisting in matters of corporate compliance as well as company structure. From May 1996 to August 1998, Mr. Mamdani was a Barrister and Solicitor with Beaumont Church, a Calgary-based law firm, where his practice focused in the areas of Corporate, Commercial and Securities law. From May 1992 to April 1996, he was a Pharmacist at the Foothills Hospital in Calgary while attending law school at the University of Calgary, from September 1993 to May 1996. Since 1992, Mr. Mamdani graduated with a Bachelor of Law degree from the University of Calgary in 1996. He also graduated from the University of Manitoba with a Bachelor of Science degree in Pharmacy in 1992.

     PETER LABRINOS. Mr. Peter Labrinos, 42, has been appointed President of JAWZ Canada. Mr. Labrinos came to JAWZ in November 1999 when JAWZ acquired his company, Pace Systems Group, a provider of strategic business and IT solutions, which he founded in 1986. After the acquisition, he became Executive Vice-President, Eastern Region at JAWZ and was appointed COO on July 1, 2000.

     ROBERT MAHOOD. Mr. Robert (Bob) Mahood, 54, has been appointed President of JAWZ U.S. operations. Formerly, Mr. Mahood was Executive Vice-President of JAWZ Corporate Development. From 1998 to 1999 Mr. Mahood was the Chairman and CEO of Offsite Data Services Ltd. Before joining Offsite, Mr. Mahood was President and CEO of TELUS Advanced Communications. Prior to this position, Mr. Mahood held many senior officer and executive roles at TELUS Corporation.



                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     As of March 28, 2001, there were approximately 149 shareholders of record of JAWZ common stock. JAWZ common stock is currently listed for trading on the NASDAQ National Market under the symbol "JAWZ." The following table sets forth the high and low bid prices for JAWZ common stock as reported by the Nasdaq National Market and Nasdaq OTC Bulletin Board since February 1, 1998. It should be noted that such over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transaction prices.


Period                                        Price Range - High                  Price Range - Low
-------                                      --------------------                -------------------

Fourth Quarter 2000                                 $ 2.43                              $ 0.47
Third Quarter 2000                                  $ 4.25                              $ 2.50
Second Quarter 2000                                 $ 7.66                              $ 3.28
First Quarter 1999                                  $14.66                              $ 5.97
Fourth Quarter 1999                                 $10.75                              $ 1.32
Third Quarter 1999                                  $ 2.78                              $ 1.13
Second Quarter 1999                                 $ 4.25                              $ 0.59
First Quarter 1999                                  $ 1.19                              $ 0.38
Fourth Quarter 1998                                 $ 0.66                              $ 0.13
Third Quarter 1998                                  $ 0.84                              $ 0.28
Second Quarter 1998                                 $ 1.50                              $ 0.50
First Quarter 1998                                  $ 1.06                              $ 0.48
(beginning Feb 1, 1998)



     On March 28, 2001, the last reported sales price for shares of JAWZ common stock was $0.20 per share.

ITEM 6. SELECTED FINANCIAL DATA.

Summary Financial Information

     (a) Summary Financial Information

     The following table sets forth selected financial data of the Company for the periods indicated. The selected financial data for the years ended December 31, 1997, 1998, 1999 and 2000 have been derived from the Company's audited consolidated financial statements, which appear elsewhere in this Annual Report. The following unaudited summary financial information, in the opinion of management, has been prepared on the same basis as the audited consolidated financial statements and contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition and results of operations for such periods. The table sets forth, in U.S. dollars, the selected financial data as prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP").

The results for the periods presented are not necessarily indicative of the results that may be expected for any future period. The financial data should be read in conjunction with "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and Notes thereto included elsewhere in this Annual Report.


                                                                YEAR ENDED DECEMBER 31ST

CONSOLIDATED STATEMENT OF LOSSES                2000              1999            1998             1997
                                                ----              ----            ----             ----
                                                       ( In $ thousands, except per share data )

REVENUE                                          10,343              578                27              0
OPERATING EXPENSES
Cost of sales                                     5,299                2                --             --
Research and development                            777               17                --             --
Advertising and promotion                         1,801              364               219             35
Bad debts                                         1,632               --                --             --
Selling, General and administration              20,992            5,571             1,574            101
Software development costs                           --               --               909             --
                                               --------           ------            ------           ----
Total operating expenses                         30,501            5,954             2,702            136
Operating loss before depreciation and
  amortization                                  (20,158)          (5,376)           (2,675)          (136)
Depreciation                                        731              105                14              1
Amortization                                     24,029              126                --             --
                                               --------           ------            ------           ----
Operating loss                                  (44,918)          (5,607)           (2,689)          (137)
                                               --------           ------            ------           ----
Interest income                                    (217)             (14)               (2)            --
Interest expense, financing fees and
  debt discount                                      36            1,587               390             --
Foreign exchange (gain)/loss                        290              (12)               (1)            --
Loss on impairment of investment                    880               --                --             --
                                               --------           ------            ------           ----
NET LOSS FOR THE YEAR                           (45,906)          (7,168)           (3,076)          (137)
                                                =======           ======            ======         =======
Weighted Average Shares Outstanding              33,906           14,342             7,405          4,000
NET LOSS PER COMMON SHARE                         (1.35)          (0.50)             (0.42)         (0.42)



                                                                  AS OF DECEMBER 31ST
BALANCE SHEET                                   2000              1999            1998             1997
                                                ----              ----            ----             ----

Total Assets                                   15,694            12,606            273              10
Total Liabilities                               8,952             1,321            727             111
Total Shareholders Equity (Deficit)             6,741            11,285           (454)           (101)



     (b)  Canadian and U.S. Dollar Exchange Rates

          The company reports results in US dollars but carries on substantial operations in Canada. As a result the company is subject to exchange rate risk with respect to fluctuations in the Canadian to US dollar exchange rates.

     (c)  Dividends

     The Company has not paid any cash dividends since its inception. The Company does not intend to pay cash dividends in the foreseeable future, but intends to retain earnings, if any, for use in its business operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     The purpose of this section is to discuss and analyze JAWZ' results of operations. In addition, some analysis and information regarding JAWZ' financial condition and liquidity and capital resources is provided. This analysis should be read jointly with the financial statements, related notes, and the cautionary statement regarding forward-looking statements, which appear elsewhere in this filing.


RESULTS OF OPERATIONS

     The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, after elimination of intercompany accounts and transactions. All amounts are expressed in United States dollars.


     Revenue. Revenues include the sale of encryption software, professional security consulting services, integration and installation of secure information systems, remote data storage and recovery systems. These different segments have been segregated into consulting revenue, product revenue and other income.

     Total revenues for 2000 increased 1,690% to $10.3 million from $577,842 in 1999. Revenues were $27,042 for the same period in 1998. The significant increase in 2000 revenues is primarily attributable to the integration and subsequent growth associated with acquisitions made over the past year. The acquisitions brought four key customers: eFinancial Depot.com Inc. ("eFinancial"), Cu Connection Ltd. ("Cu Connect"), Telus Corporation ("Telus") and General Electic ("GE"), which collectively accounted for approximately 50% of the revenues.

     Consulting revenue in 2000 increased 1,289% from $0.5 million in 1999 to $7.4 million, or 71.9% of revenues in 2000. Consulting revenue in 1998 was $16,848. Product revenue increased 7,422% from 33,667 in 1999 to $2.5 million in 2000, or 24.4% of 2000 revenues. Product revenue in 1998 was $10,194. Other income increased 4,141% in 2000 from 8,806 in 1999 to $373,486, or 3.6% of 2000 revenues. Other income was nil in 1998.

     The Company's geographical sales are divided between Canada and the United States. In 2000, 83% of revenues or $8.8 million was generated in Canada and 17% or $1.7 million in the United States. In 1999, $554,676 (94%) was generated in Canada and $37,370 (6%) in the United States. In 1998, all revenue was generated in Canada. All of the Company's revenues to date have been generated in either Canada or the United States.

     Revenue for the three months ended December 31, 2000 were $3.6 million, compared to $219,416 for the same period in 1999.

     Cost of Sales. Cost of sales were 50.2% of total revenues in 2000. Cost of Sales was nil in 1999 and 1998. The increase in cost of sales is the result of one time, extra-ordinary subcontract costs associated with an acquisition, increased revenues and the direct and identifiable costs associated with generating these revenues. Cost of sales as a percentage of total revenue was 74% in the three months ended December 31, 2000 compared to 0% in the same period in 1999. The Company has implemented new recording mechanisms to better track cost of sales and gross profits.

     Research and Development. Research and development expenses consist primarily of software development costs and are expenses when technological feasibility has not yet been established. Subsequent to establishing technological feasibility such costs are capitalized until the commencement of commercial sales. Research and development expenses increased 4,573% to $0.8 million in 2000 from $16,630 in 1999. There were no research and development expenses in 1998. As a percentage of total revenue, research and development expenses increased to 7.4% in 2000 from 2.8% in 1999. The significant increase in research and development expenses is primarily attributable to development costs for DataGator. Research and development expenses were $151,463 for the three months ended December 31, 2000 as compared to $16,630 for the same period in 1999. The Company believes that investment in research and development is required to maintain its products and compete in its business.

Selling, General and Administration. Selling, general and administration expenses consist primarily of compensation of sales, marketing and administrative personnel, preparation of sales and marketing documents, corporate overhead, directors fees, consulting services, management fees and facilities expenses. Selling, general and administrative expenses increased 277% to $21.0 million in 2000 from $5.6 million in 1999 and $1.6 million in 1998. The significant increase in 2000 was primarily due to the continued growth of operations and the expenses related to acquisitions. Selling, general and administration expenses for the three months ended December 31, 2000 were $7.0 million, compared to $2.6 million in the same period in 1999. The Company has recently taken steps to significantly reduce selling, general and administration expenses through general cost reductions and two reductions in workforce (total reduction in headcount of 95 people or approximately one third of its workforce). In 2000, selling, general and administration expenses included no management fees to officers and shareholders of the Company as compared to $233,643 in 1999 and $198,168 in 1998. In 2000, selling, general and administration expenses included $424,627 of directors fees compared to $124,384 in 1999 and $33,333 in 1998). In 2000, selling, general and administration expenses included $299,805 in rent expenses paid to related parties, compared to $129,611 in 1999 and $3,991 in 1998. Total rent expenses in 2000 were $777,096.

Advertising and Promotion. Advertising and promotion expenses consist primarily related to a branding initiative, company name change, marketing and print media and collateral sales materials. Advertising and promotion expenses increased 395% to $1.8 million in 2000 from $0.4 million in 1999 and $0.2 million in 1998. For the three months ended December 31, 2000, advertising and promotion expenses were $536,888 compared to $129,518 in the same period in 1999, an increase of 315%. This increase in 2000 spending was directly attributable to increased sales and marketing activities related to moving products toward and into the commercialization stage. The Company has recently significantly reduced advertising and promotion expenses as part of a general effort to reduce costs.

Bad Debts. The Company recorded a bad debt provision of $1.6 million in 2000, $1.1 million of which was recorded in the three months ended December 31, 2000. Of the bad debt provision more than 50% relates to two customers, namely KPC Medical Systems, and Investination.com. There was no bad debt provision in 1999 or 1998. The Company has implemented a new credit policy, which should improve cash flow and reduce this provision to more acceptable levels.

Interest Income. Interest income accounted for $2,026, $14,204 and $216,693 in 1998, 1999 and 2000 respectively.

Interest Expense. Interest expense, which includes financing fees and amortization of deferred financing fees/debt discount, decreased by approximately 98% to $35,716 in 2000 from $1.6 million in 1999. Interest expense was $389,715 in 1998. The decrease was due almost entirely to a fewer number of financing arrangements in 2000. The Company recovered $301,613 in the three months ended December 31, 2000 compared to incurring an expense of $672,324 during the same period in 1999.

Foreign Exchange. The Company incurred a foreign exchange loss in 2000 of $289,726 as compared to foreign exchange gains of $12,452 and $431 in 1999 and 1998, respectively. The foreign exchange loss in the three month period ended December 31, 2000 was $149,397 compared to a foreign exchange gain of $22,700 in the same period in 1999. Transactions denominated in foreign currencies are translated at the exchange rate on the transaction date. Foreign currency denominated monetary assets and liabilities are converted at exchange rates in effect at the balance sheet date.

Depreciation. Depreciation expense increased by approximately 597% to $731,155 in 2000 from $104,836 in 1999 and $14,041 in 1998. This increase was primarily due to the increase in fixed assets consistent with the expansion of operations (more offices and equipment).

Amortization. Amortization expense increased significantly from $126,386 in 1999 to $24.0 million in 2000. No amortization expense was recorded in 1998. For the three month period ending December 31, 2000, the amortization expense was $19.3 million, compared to $126,386 during the same period in 1999. The increased amortization expense relates to a one time write off of goodwill associated with the acquisitions undertaken by the Company in 2000 and employee and consultants base associated with these acquisitions.

Loss on Impairment of Investment. The Company recorded a $879,544 loss within the last three months of 2000 related to an investment in eFinancial. On December 12, 2000, the Company received 2,384,000 shares of common stock of eFinancial in settlement of work performed by the Company in the amount of $2,112,946. eFinancial is a publicly traded company. An advisor to eFinancial is also a director and officer of JAWZ. At December 31, 2000, the investment was assessed as permanently impaired given the eFinancial stock price and a write down was taken to value the investment at estimated fair market value. There was no such provision recorded in 1999 or 1998.

PROVISION FOR INCOME TAXES

     The Company has not recorded a provision for income taxes due to previously incurred losses, credits and costs. As at December 31, 2000, the Company has U.S. operating losses carried forward of approximately $11.5 million which expire over the period 2018 to 2020. At December 31, 2000, the Company has non-capital losses carried forward for Canadian income tax purposes of approximately $17.0 million, expiring over the period 2003 through 2007.

LIQUIDITY AND CAPITAL RESOURCES

     In 2000, net cash used in operations was $17.4 million as compared with $4.2 million in 1999. Cash used in operations in 2000 consisted primarily of a $45.9 million loss offset in part by $24.0 million amortization, $1.3 million changes in non-cash working capital balances, $1.2 million general and administration expense not involving the payment of cash, $0.9 million loss on impairment of investment and $0.7 million depreciation.

     In 2000, cash used in investing activities was $8.9 million, primarily related to $3.9 million purchase of investments (eFinancial, Cobratech and Cu Connect), $3.1 million purchase of equipment and leasehold improvements and $1.8 million purchases of subsidiaries. In 1999, cash used in investing activities was $0.7 million primarily related to the purchase of equipment and leasehold improvements. Term deposits are on deposit with a Canadian chartered bank. Of the deposits, $13,344 ($24,923 in 1999, have been pledged as collateral for certain corporate credit cards and point of sale.

     In 2000, cash provided by financing activities was $17.8 million, of which $15.0 million (net of issue costs) was generated from the issuance of common stock from four private placements and the balance from demand promissory notes issued. In 1999, $13.7 million cash was provided by financing activities, primarily from the issuance of common stock and proceeds from issuance of a convertible debenture.

     At December 31, 2000, cash and cash equivalents were $335,901, a decrease from $8.9 million at December 31, 1999. This decrease is as a result of the cash losses that have been incurred.

     Accounts payable and accrued liabilities have increased 366% to $5.2 million in 2000 as compared to $1.2 million in 1999. This increase is the result of the increase in size of the Company's operations and cash flow. Accounts receivable have increased 838% from $340,602 in 1999 to $3.2 million in 2000. There has been an increase from $6,887 in 1999 to $45,000 in 2000 due from related parties.

     During 1998, the Company had entered into a Put Option agreement with an investor which allowed the Company to require the investor to purchase up to

25,000,000 shares of the common stock of the Company. In addition, the investor was to be granted warrants to purchase up to 3,000,000 shares of common stock. On April 26, 1999, the agreement was cancelled in exchange for warrants to the investor to purchase up to 1,000,000 shares of common stock at an exercise price of $0.70 per share. The warrants expire April 15, 2002. On June 5, 2000, 150,000 common shares were issued in exchange for $105,000.

     On September 25, 1998, JAWZ entered into a $2,000,000, 10% Convertible Debenture Agreement with Thomson Kernaghan and 1,428,572 warrants to purchase 1,428,572 common shares at $0.28 per common share. These Thomson Kernaghan warrants were to expire on October 31, 2002 and were to be exercised in whole or in part, from time to time, prior to October 31, 2002 in accordance with the terms of the Thomson Kernaghan warrants and the amended debenture agreement. The Thomson Kernaghan warrants are assignable, and non-callable.

     On April 27, 1999, JAWZ and Thomson Kernaghan amended the debenture agreement, increasing the amount available to $5,000,000, of which $1,520,000 was advanced.

     On June 21, 1999, the Company issued 1,000,000 share purchase warrants, which entitle the holder to purchase 1,000,000 common shares at $2.25 per share until June 30, 2001.

     On November 1, 1999, the Company issued 411,765 share purchase warrants, which entitle the holder to purchase 411,765 common shares at $1.70 per share until November 30, 2002.

     Effective November 1, 1999, JAWZ executed a Debenture Acquisition Agreement Amendment and Settlement Agreement with Thomson Kernaghan, (the "Settlement Agreement") in order to settle the outstanding obligations of the parties relating to the $5,000,000 Debenture Acquisition Agreement dated September 25, 1998, as amended on April 27, 1999. The Settlement Agreement settles the conversion terms of the $1,520,000 advanced under Debenture Agreement and the exercise of outstanding warrants issued under the Debenture Agreement and terminates all further obligations related to the Debenture Agreement. Debentures issued pursuant to the Debenture Agreement have been converted to 5,127,672 restricted shares. Thomson Kernaghan has exercised all of the outstanding warrants issued pursuant to the Debenture Agreement for the issuance of 2,180,220 shares in the common stock of JAWZ. The parties have signed a mutual release.

     Around this time JAWZ also entered into an agreement with Bristol Asset Management LLC ("Bristol") whereby JAWZ was given the right to obligate Bristol to buy up to 25,000,000 shares of common stock for up to $7,000,000 in "put" options. On April 26, 1999, JAWZ signed a settlement agreement with and in consideration of the cancellation of the previous financing arrangement JAWZ has granted warrants to Bristol to purchase 1,000,000 shares of the common stock of JAWZ at $0.70 USD, expiring April 15, 2002. The cancellation of this financing did not have an immediate impact on operations. The Company is currently involved in litigation with Bristol - see Item 3 - Legal Proceedings.

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

     On June 22, 2000 the Company issued 240,000 share purchase warrants in connection with an issuance of 800,000 shares of common stock which entitle the holder to purchase one share of common stock at an exercise price of $5.00 per share. Each warrant will expire on June 22, 2005. In addition, the holders received adjustable warrants to purchase common stock at an exercise price of $0.001 per share. The number of shares to be purchased will be determined pursuant to a formula that is applied at three separate 40 day adjustment periods commencing between the 150th and 240th day following June 22, 2000. At each adjustment date, the holders will be entitled to purchase under the adjustable warrants a number of shares equal to 33.33% of the common stock purchased, multiplied by the difference between the quotient of $5.00 divided by
 .89 and the average of the 10 lowest closing bid prices for the company's common stock during the 40 trading day period preceding the applicable adjustment date. On November 17, 2000, (the date of the end of the first vesting period), the holders undertook a cashless exercise of warrants resulting in the issue of 1,456,176 common shares. On January 17, 2001, (the date of the end of the second vesting period), the holders undertook a cashless exercise of warrants resulting in the issue of 4,698,846 common shares. On March 15th, 2001, (the date of the end of the third and final vesting period), the holders undertook a cashless exercise of warrants resulting in the issue of 8,778,290 common shares.

     On July 17, 2000, the Company issued an additional 120,000 share purchase warrants which entitle the holder to purchase one share of common stock at an exercise price of $5.00 per share. Each warrant will expire on July 17, 2005. In addition, the investors received adjustable warrants to purchase common stock, at an exercise price of $0.001 per share. The number of shares to be purchased will be determined pursuant to a formula that is applied at three separate 40 day adjustment periods commencing between the 150th and 240th day following July 17, 2005. The terms of the adjustable warrants are consistent with the terms of the adjustable warrants issued on June 22, 2000 as described above.

     Between August 1, 1999 and July 30, 2000 the Company issued a total of 60,000 warrants (5000 per month) which allow the holder to purchase 60,000 common shares of the Company at an exercise price of $2.00 per share. Each warrant expires July 26, 2005.

     On August 21, 2000, the Company issued 180,000 share purchase warrants in connection with an issuance of 600,000 shares which entitle the holder to purchase one share of common stock at an exercise price of $5.00 per share. Each warrant will expire on August 21, 2005. In addition, the holders received adjustable warrants to purchase a number of shares of common stock, at an exercise price of $0.001 per share. The number of common stock to be purchased will be determined pursuant to a formula that is applied at three separate 40 day adjustment periods commencing between the 150th and 240th day following August 21, 2005. The terms of the adjustable warrants are consistent with the terms of the adjustable warrants issued on June 22, 2000 as described above.

     On August 22, 2000 the Company issued 400,000 warrants. The warrants include cashless exercise provisions and each warrant is exercisable into one share of common stock at an exercise price of $5.07. These warrants expire on August 22, 2005.

     On August 22, 2000 the Company issued 200,000 warrants which entitle the holder to purchase one common share at an exercise price of $6.64 per share. Each warrant will expire on August 22, 2005.

     On October 2nd, 2000, in connection with the private placement financing agreement dated August 21, 2000, the Company issued 400,000 common shares for proceeds of $2,000,000. In connection with this private placement, the Company issued 120,000 share purchase warrants which entitle the holder to purchase one share of common stock at an exercise price of $5.00 per share. Each warrant will expire on October 2nd, 2005. In addition, the holders received adjustable warrants, pursuant to a formula, to purchase a number of shares of common stock, at an exercise price of $0.001 per share.

     In January 2001, the Company closed a private placement with CALP II Limited Partnership for the sale of 1.6 million common shares at a purchase price of $1.25 per share in consideration of the cancellation of $2.0 million worth of promissory notes, less a financing fee.

     In January 2001, the Company concluded a private placement with Bathurst Ltd. for the sale of 1,997,333 common shares at a purchase price of $0.375 for a total purchase price of $749,000. Through one its acquisitions, the Company acquired a line of credit outside of trade accounts which has been retired. The Company has not established any lines of credit outside of trade accounts and will not be in a position to negotiate any lines of credit until sales contracts have been validated and matured. The Company is continuing to attempt to raise additional funds through debt or other arrangements but has not secured any further obligations at this time. This line of credit facility has been terminated as of January, 2001.

     Since December 13, 2000, JAWZ has borrowed $4,195,000 USD from Thomson Kernaghan & Co. Limited ("TK") and has issued promissory notes as follows:


                     DATE                                         AMOUNT
                     -----                                       --------
                     December 13, 2000                          $ 1,000,000
                     January 26, 2001                           $ 1,000,000
                     February 14, 2001                           $ 400,000
                     February 27, 2001                           $ 945,000
                     March 15, 2001                              $ 800,000


     It is a term of the March 15, 2001 promissory note that JAWZ and TK enter into a secured loan agreement providing security for the total amount borrowed. On March 29, 2001, JAWZ and TK executed a loan agreement and security agreement charging all of the property and assets of JAWZ. Under the terms of the loan agreement JAWZ can borrow up to $7.5 million dollars plus placement fees. To date, JAWZ has given consideration for $185,000 in placement fees.

     On March 29, 2001, JAWZ and CALP II Limited Partnership entered into a letter agreement (the "Letter Agreement") to further amend the Securities Purchase Agreement and Registration Rights Agreement between JAWZ and CALP II dated August 21, 2000, as amended on January 23, 2000 (the "Agreement"). The Letter Agreement amends the Agreement by amending adjustable warrant AW-3B and by amending the amended registration rights agreement. Adjustable warrant AW-3B is amended by terminating the existing vesting provisions and replacing them with monthly vesting from November 1, 2000 and October 31, 2001. In accordance with the new vesting terms, CALP has given Notice to Purchase Warrant Shares and JAWZ has issued 5,081,835 common shares. The Letter Agreement also amends the registration rights agreement by deleting the requirement of effective registration of common shares by March 30, 2001 and by eliminating any penalties for late registration. The Letter Agreement provides for a new date of June 30, 2001 for effective registration of shares due under the Agreement.

     The Company has experienced net losses over the past three years and as of December 31, 2000 had an accumulated deficit of approximately $56 million and working capital deficiency of approximately $4.2 million. These losses are attributable to both cash losses and losses resulting from costs incurred in the development of services and infrastructure together with non-cash interest and amortization charges. The Company expects operating losses to continue for the short term but has recently taken initiatives to reduce expenses and operate on a cash positive basis. There can be no assurances that the Company will be successful in stemming its losses. The Company does not believe that its existing cash and cash equivalents, available credit and anticipated cash generated from operations will be sufficient to satisfy its currently anticipated cash needs for at least the next twelve months. Management intends to seek additional financing through private or public offerings of stock or other instruments such as debt as required. Management is concurrently aggressively pursuing a plan to generate positive cash flow from operations that includes, but is not limited to, eliminating unprofitable business lines, reducing overhead costs, closing unprofitable office locations, flattening its organizational structure and downsizing its work force to better match short term revenue opportunities and industry standards. However, there can be no assurances that the Company will be able to generate positive cash flow, control costs effectively, generate sufficient revenues, raise additional capital to cover cash requirements or establish strategic relationships given present market conditions and business environment. The Company's auditors, Ernst & Young, have noted in their Auditor's report that the Company's recurring losses from operations, working capital deficiency and accumulated deficit raise substantial doubt about its ability to continue as a going concern. However, the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     While the Company believes that inflation has not had a material effect on its results of operations, the can be no assurance that inflation will not have a material effect on the Company's results of operations in the future.

QUARTERLY RESULTS OF OPERATIONS

     The following tables present certain unaudited statement of operations data for each of the Company's last eight fiscal quarters and the percentage relationship of certain items to total revenues for the respective periods. This unaudited data has been prepared on the same basis as the audited financial statements and, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such data. The results for the periods presented are not necessarily indicative of the results that may be expected for any future period.


QUARTERLY SUMMARY                                                           QUARTER ENDED
                                                   --------------------------------------------------------------
                                                        2000                                             1999
                                                        ----                                              ----

CONSOLIDATED STATEMENT OF             Dec 31     Sep 30     Jun 30     Mar 31      Dec 31     Sep 30     Jun 30     Mar 31
   LOSSES
                                      ------     ------     ------     ------      -------    ------     ------     ------
REVENUE                                3,535      4,033      2,221        547        219         348         10          3
                                     -------     ------     ------     ------     ------      ------     ------     ------
OPERATING EXPENSES
Cost of sales                          2,622      1,797        880          0          0           0          0          0
Research and development                 151        226          0          0         17           0          0          0
Advertising and promotion                537        172        617        475        130          50         36        149
Bad debts                              1,101        511          0          0          0           0          0          0
Selling, General and                   6,997      5,326      5,793      3,296      2,589       1,482        916        587
  administration
Software development costs
                                     -------     ------     ------     ------     ------      ------     ------     ------
Total operating expenses              11,408      8,031      7,290      3,771      2,736       1,532        952        736
Operating loss before                 (7,873)    (3,998)    (5,069)    (3,224)    (2,517)     (1,184)      (942)      (733)
  depreciation and
  amortization
Depreciation                             354        168        147         62         37          30         26         11
Amortization                          19,308      1,978      1,743      1,001        126           0          0          0
                                     -------     ------     ------     ------     ------      ------     ------     ------
Operating loss                       (27,535)    (6,138)    (6,959)    (4,287)    (2,680)     (1,214)      (968)      (744)
                                     -------     ------     ------     ------     ------      ------     ------     ------
Interest income                          (18)       (23)       (71)      (105)         0         (14)         0          0
Interest expense, financing             (302)       323          1         13        672         209        258        448
  fees and debt discount
Foreign exchange (gain)/loss             149        210        106       (176)       (23)         (3)         3         10
Loss on impairment of                    880          0          0          0          0           0          0          0
  investment]
                                     -------     ------     ------     ------     ------      ------     ------     ------
NET LOSS FOR THE YEAR                (28,244)    (6,647)    (6,995)    (4,020)    (3,329)     (1,406)    (1,231)    (1,202)





         The Company's quarterly results of operations have fluctuated and are expected to continue to fluctuate. In addition, revenues can be expected to vary significantly as a result of a lack of significant order backlog, fluctuations in demand for existing products and services, the rate of development of new markets, the degree of market acceptance of new products and services, increased competition and the general strength of domestic and international economic conditions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company has determined its market risk exposures, which arise primarily from exposures to fluctuation in interest rates and exchange rates, and in particular the Canadian to US dollar exchange rate, are not material to its future earnings, fair value, and cash flows.

     The Company does not use derivative financial instruments to manage risks or for speculative or trading purposes.

     At December 31, 2000, we had $4.1 million in investments. The Company is exposed to changes in stock prices as a result of its holdings in publicly traded securities. Changes in stock prices can be expected to vary as a result of general market conditions, technological changes, specific industry changes and other factors. The company has classifies these investments as held to maturity and consequently has recorded these investments at cost. In 2000, the company recognized a loss of approximately $0.9 million due to a permanent impairment of value with respect to one of its investments. Only upon conclusion of permanent impairment or a sale, would these investments impact results as a gain or loss on sale of investments.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements filed as part of this Annual Report on Form 10-K are provided under Item 14 below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEMS 10-13.

     The information required for Part III in this Annual Report on Form 10-K is incorporated by reference from the Company's definitive proxy statement for the Company's 2001 Annual Meeting of Stockholders. Such information will be contained in the sections of such proxy statement captioned "Stock Ownership of Certain Beneficial Owners and Management," "Election of Directors," "Board and Committee Meetings," "Compensation for Directors," "Compensation for Executive Officers" and "Certain Relationships and Related Transactions." Information regarding executive officers of the Company is also furnished in Part I of this Annual Report on Form 10-K under the heading "Executive Officers of the Registrant."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) (1) Financial Statements JAWS' Consolidated Financial Statements as of December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000. See pages F-1 through F-29, which are included herein.

     (a) (2) Financial Statement Schedules All schedules are omitted because they are inapplicable, not required or the information is included in the consolidated financial statements or the notes thereto.

     (a) (3) Exhibits The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Annual Report on Form 10-K.

     (b) The following Current Reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report:

     (1) Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on November 1, 2000; JAWZ Inc.

                          Index to Financial Statements

                                                                                                                          Page
                                                                                                                          ----
Independent Auditors' Report.............................................................................................. F-2
Consolidated Balance Sheets as at December 31, 2000 and 1999.............................................................. F-3
Consolidated Statements of Loss and Deficit and Comprehensive Loss for the years ended December 31, 2000, 1999 and 1998............................................................................... F-4
Consolidated Statements of Changes in Stockholders' Equity for the years ended
December 31, 2000, 1999 and 1998.......................................................................................... F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998................................ F-6
Notes to Consolidated Financial Statements................................................................................ F-7

  Consolidated Financial Statements

  JAWZ INC.
  December 31, 2000 and 1999

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of JAWZ INC.:

We have audited the accompanying consolidated balance sheets of JAWZ INC. (and subsidiaries) as at December 31, 2000 and 1999 and the related consolidated statements of loss and deficit and comprehensive loss, changes in stockholders' equity and cash flows for the years ended December 31, 2000, 1999, and 1998. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of JAWZ INC. (and subsidiaries) as at December 31, 2000 and 1999 and the consolidated results of their operations and their cash flows for the years ended December 31, 2000, 1999, and 1998, in accordance with accounting principles generally accepted in the United States.

As discussed in Note 1 to the financial statements, the Corporation's recurring losses from operations, working capital deficiency and accumulated deficit raise substantial doubts about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Calgary, Canada
February 20, 2001                                          Chartered Accountants

JAWZ INC.

                           CONSOLIDATED BALANCE SHEETS
                  (all amounts are expressed in U.S. dollars)
                      (see Note 1 - Basis of Presentation)


                                                                      DECEMBER 31,    DECEMBER 31,
                                                                         2000            1999
                                                                          $               $
--------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                                335,901       8,862,430
Accounts receivable [note 4]                                           3,193,198         340,602
Due from related parties [note 10]                                       499,569              --
Prepaid expenses and deposits                                            277,934          75,144
Deferred charges                                                         177,230              --
--------------------------------------------------------------------------------------------------
Total Current Assets                                                   4,483,832       9,278,176
Equipment and leasehold improvements, net [note 6]                     3,685,308         699,235
Intangible assets [note 7]                                             3,417,672       2,629,000
Investments [note 5]                                                   4,107,096              --
--------------------------------------------------------------------------------------------------
Total Assets                                                          15,693,908      12,606,411
==================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT
Accounts payable and accrued liabilities                               5,164,805       1,161,409
Current portion of capital lease obligations payable [note 13]            97,972          25,235
Deferred revenues                                                        326,738              --
Due to related parties [note 10]                                          45,000           6,887
Lease inducement                                                         240,480          58,757
Promissory notes [note 8]                                              2,790,030              --
--------------------------------------------------------------------------------------------------
Total Current Liabilities                                              8,665,025       1,252,288
--------------------------------------------------------------------------------------------------
Capital lease obligations payable [note 13]                              286,983          68,227
--------------------------------------------------------------------------------------------------
Total Liabilities                                                      8,952,008       1,320,515
--------------------------------------------------------------------------------------------------
Commitments & Contingencies [notes 1, 13 and 19]

STOCKHOLDERS' EQUITY
Authorized
   95,000,000 common shares at $0.001 par value
    5,000,000 preferred shares at $0.001 par value
OUTSTANDING:
41,852,988 common shares issued and fully paid
   (December 31, 1999 - 25,040,188)
Common stock issued and paid-up [note 9]                                  41,853          25,040
Additional paid in capital [note 9]                                   63,535,271      21,823,490
Cumulative translation adjustment                                       (548,003)       (181,717)
Deficit                                                              (56,287,221)    (10,380,917)
--------------------------------------------------------------------------------------------------
                                                                       6,741,900      11,285,896
--------------------------------------------------------------------------------------------------
                                                                      15,693,908      12,606,411
==================================================================================================

The accompanying notes are an integral part of these financial statements

On behalf of the Board:



                              Director                   Director

JAWZ INC.

       CONSOLIDATED STATEMENTS OF LOSS AND DEFICIT AND COMPREHENSIVE LOSS
                   (all amounts are expressed in U.S. dollars)

                                                              YEAR ENDED DECEMBER 31,
                                                 -------------------------------------------------
                                                      2000              1999             1998
                                                        $                $                 $
--------------------------------------------------------------------------------------------------
REVENUE [note 10]
Consulting revenue                                  7,437,242          535,369            16,848
Product revenue                                     2,532,534           33,667            10,194
Other income                                          373,486            8,806                --
--------------------------------------------------------------------------------------------------
                                                   10,343,262          577,842            27,042
--------------------------------------------------------------------------------------------------

OPERATING EXPENSES [note 10]
Cost of sales (excluding depreciation)              5,298,681            2,066                --
Research and development                              777,097           16,630                --
Advertising and promotion                           1,800,990          363,916           218,574
Bad debts                                           1,631,924               --                --
Selling, General and administration                20,992,106        5,571,203         1,574,453
Software development costs                                 --               --           909,003
--------------------------------------------------------------------------------------------------
Total operating expenses                           30,500,798        5,953,815         2,702,030
Operating loss before depreciation and
  amortization                                    (20,157,536)      (5,375,973)       (2,674,988)
Depreciation                                          731,155          104,836            14,041
Amortization [note 7]                              24,029,320          126,386                --
--------------------------------------------------------------------------------------------------
Operating loss                                    (44,918,011)      (5,607,195)       (2,689,029)
--------------------------------------------------------------------------------------------------
Interest income                                      (216,693)         (14,204)           (2,026)
Interest expense, financing fees and debt
  discount                                             35,716        1,587,237           389,715
Foreign exchange (gain)/loss                          289,726          (12,452)             (431)
Loss on impairment of investment [note 5]             879,544               --                --
--------------------------------------------------------------------------------------------------
NET LOSS FOR THE YEAR [note 12]                   (45,906,304)      (7,167,776)       (3,076,287)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment              (366,286)        (172,875)           (8,842)
COMPREHENSIVE LOSS                                (46,272,590)      (7,340,651)       (3,085,129)
--------------------------------------------------------------------------------------------------

DEFICIT, BEGINNING OF YEAR                        (10,380,917)      (3,213,141)         (136,854)
Net loss for the year                             (45,906,304)      (7,167,776)       (3,076,287)
--------------------------------------------------------------------------------------------------
DEFICIT, END OF YEAR                              (56,287,221)     (10,380,917)       (3,213,141)
--------------------------------------------------------------------------------------------------

NET LOSS PER COMMON SHARE [note 11]                     (1.35)          (0.50)             (0.42)
==================================================================================================

The accompanying notes are an integral part of these financial statements.

JAWZ INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   (all amounts are expressed in U.S. dollars)


                                                                    ACCUMULATED
                                                   ADDITIONAL          OTHER
                                          PAR       PAID IN        COMPREHENSIVE   ACCUMULATED
                          SHARES         VALUE      CAPITAL            LOSS          DEFICIT         TOTAL
                            #              $           $                 $                             $
--------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER
  31, 1998 [note 9]    10,612,317        10,612     2,757,712         (8,842)       (3,213,141)      (453,659)
Issuance of common
  stock for cash        7,233,132         7,233    13,340,344             --                --     13,347,577
Share issue costs              --            --      (988,477)            --                --       (988,477)
Equity component
  of convertible
  debentures net
  of related
  financing fees               --            --            --             --                          474,511
Warrants issued
  with issuance of
  convertible
  debentures                   --            --       341,538             --                --        341,538
Issuance of common
  stock for
  services                360,547           360       309,379             --                --        309,739
Obligation to
  issue common
  stock for
  services                     --            --         4,384             --                --          4,384
Exercise of
  employee stock
  options                  15,000            15         2,235             --                --          2,250
Issued on
  conversion of
  debentures            5,395,575         5,396     2,149,840             --                --      2,155,236
Issuance of common
  stock on
  acquisition of
  subsidiary            1,423,617         1,424     2,622,024             --                --      2,623,448
Loss for the year              --            --            --       (172,875)       (7,167,776)    (7,340,651)
--------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER
  31, 1999             25,040,188        25,040    21,823,490       (181,717)      (10,380,917)    11,285,896
=============================================================================================================

The accompanying notes are an integral part of these financial statements.

JAWZ INC.

        CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - CON'T
                   (all amounts are expressed in U.S. dollars)


                                                                  ACCUMULATED
                                                 ADDITIONAL          OTHER
                                       PAR        PAID IN        COMPREHENSIVE    ACCUMULATED
                         SHARES       VALUE       CAPITAL            LOSS           DEFICIT         TOTAL
                           #            $            $                 $                              $
------------------------------------------------------------------------------------------------------------
Issuance of common
  stock for cash
  [note 9]             5,615,711       5,616     14,603,677            --               --        14,609,293
Share issue costs             --          --     (1,332,129)           --               --        (1,332,129)
Exercise of
  employee stock
  options                735,503         736        229,857            --               --           230,593
Issuance of common
  stock for cash
  as a result of
  exercise of
  warrants             2,685,437       2,685      1,506,335            --               --         1,509,020
Stock options
  exercised for no
  consideration          356,140         356           (356)           --               --                --
Issuance of common
  stock for
  services               294,013         294      1,118,166            --               --         1,118,460
Obligation to
  issue common
  stock for
  services                   --           --        281,116            --               --           281,116
Issuance of common
  stock on
  acquisition of
  subsidiaries
  [note 3]             7,125,996       7,126     24,242,515            --               --        24,249,641
Common stock to be
  issued on
  acquisition of
  investment
  [note 5 (c)]               --           --      1,062,600            --               --         1,062,600
Loss for the year            --           --             --       (366,286)     (45,906,304)     (46,272,590)
------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER
  31, 2000           41,852,988       41,853     63,535,271       (548,003)     (56,287,221)       6,741,900
============================================================================================================

The accompanying notes are an integral part of these financial statements.

JAWZ INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (all amounts are expressed in U.S. dollars)


                                                              YEAR ENDED DECEMBER 31,
                                                 ------------------------------------------------
                                                      2000              1999             1998
                                                        $                $                 $
-------------------------------------------------------------------------------------------------
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss for the year                             (45,906,304)      (7,167,776)       (3,076,287)
Add (deduct) non cash items:
Adjustments to reconcile loss to cash flows
  used in operating activities:
   General and administration expense not
    involving the payment of cash                   1,200,797           99,839           320,000
   Deferred revenue                                    15,779               --                --
   Deferred charges                                    35,661               --                --
   Depreciation                                       731,155          104,836            14,041
   Amortization                                    24,029,320          126,386                --
   Non-cash interest expense and amortization
    of deferred financing fees and debt                    --        1,129,709           386,846
    discount
   Non-cash compensation expense                           --          810,000                --
   Software development costs                              --               --           909,003
   Non-cash financing fees                                 --          447,187                --
Foreign exchange (gain)/loss                          289,726          (12,452)             (431)
Loss on impairment of investment                      879,544               --                --
Changes in non-cash working capital balances
  [note 14]                                         1,276,154          279,193           319,422
-------------------------------------------------------------------------------------------------
                                                  (17,448,168)      (4,183,078)       (1,127,406)
-------------------------------------------------------------------------------------------------
CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of equipment and leasehold
  improvements                                     (3,093,401)        (636,267)         (115,153)
Purchase of intangible asset                         (100,182)              --                --
Purchases of subsidiaries                          (1,753,334)         (30,656)            1,380
Purchase of investments                            (3,938,251)              --                --
-------------------------------------------------------------------------------------------------
                                                   (8,885,168)        (666,923)         (113,773)
-------------------------------------------------------------------------------------------------
CASH FLOWS GENERATED BY FINANCING ACTIVITIES
Proceeds from the issuance of common stock,
  net of issue costs                               15,016,777       12,761,350           954,686
Promissory notes issued                             2,790,030               --                --
Repayment of stockholder advances                          --          (72,651)          (78,159)
Proceeds from stockholder advances                         --               --            20,273
Proceeds on issue of convertible debenture                 --        1,100,000           420,000
Financing fees on issue of convertible                     --         (110,000)          (42,000)
  debenture
-------------------------------------------------------------------------------------------------
                                                   17,806,807       13,678,699         1,274,800
-------------------------------------------------------------------------------------------------

INCREASE/(DECREASE) IN CASH                        (8,526,529)       8,828,698            33,621
Cash and cash equivalents, beginning of year        8,862,430           33,732               111
-------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                335,901        8,862,430            33,732
=================================================================================================

The accompanying notes are an integral part of these financial statements.

JAWZ INC.

                            NOTES TO THE CONSOLIDATED
                              FINANCIAL STATEMENTS
                   (all amounts are expressed in U.S. dollars)


1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

JAWZ Inc., (the "Company") was incorporated on January 27, 1997 under the laws of the State of Nevada. During the year, it changed its name to JAWZ Inc. (formerly JAWS Technologies, Inc.) and migrated to the State of Delaware where it is now subject to corporate laws of Delaware.

The Company provides e-security services. The Company assists in removing the burden of information risk management for its customers by providing products and services that cover the entire e-security market (from assessment to implementation to monitoring), via its three divisions, Security Products, Professional Security Services and Managed Security Services. The Company targets six key market verticals: governments, cyber crime and forensics, healthcare, financial services, e-commerce, and the telecom markets. The company's International headquarters is located in Toronto, Canada with offices in Calgary, Edmonton, Ottawa, Canada and Boston, New Jersey, Chicago and Pasadena, USA.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. The Company has experienced significant losses and negative cash flows from operations since inception and, as of December 31, 2000, has an accumulated deficit of $56,287,221 and a working capital deficiency of $4,181,193. Such losses are attributable to both cash losses and losses resulting from costs incurred in the development of the Company's services and infrastructure and non-cash interest and amortization charges. The Company's continuation as a going concern is dependent on its ability to generate positive cash flow from operations, to meet its obligations on a timely basis and to obtain additional financing as may be required, and ultimately to attain successful operations. However, no assurance can be given at this time as to whether the Company will achieve any of these conditions. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to the carrying values and classifications of recorded asset or liability amounts that might be necessary should the Company be unable to continue as a going concern.

Additional funding will be required to maintain continuing operations. Management intends to seek additional financing through future private or public offerings of stock or other instruments (such as debt) as required. Management is concurrently pursuing a plan to generate positive cash flow from operations that includes (but is not limited to) eliminating unprofitable business lines, reducing overhead costs, closing unprofitable office locations, flattening its organizational structure, and downsizing its work force to better match short term revenue opportunities and industry standards. Some additional financing has been arranged subsequent to the end of the year (see note 20).

JAWZ INC.

                            NOTES TO THE CONSOLIDATED
                              FINANCIAL STATEMENTS
                   (all amounts are expressed in U.S. dollars)


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

JAWZ INC.

                            NOTES TO THE CONSOLIDATED
                              FINANCIAL STATEMENTS
                   (all amounts are expressed in U.S. dollars)


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

The recoverability of employee and consultants bases and goodwill are assessed periodically based on management estimates of undiscounted future operating income from each of the acquired businesses to which they relate.

If circumstances indicate that the carrying value may not be recoverable an impairment loss is recognized in the amount by which the carrying value exceeds the estimated fair value.

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

Consulting Revenue: Revenue from information technology services and outsourcing contracts is recognized when the service is rendered for time and materials based agreements and is recognized on the successful completion of a project or major milestone for projects based contracts.

Maintenance Revenue: Revenue from maintenance contracts and their associated costs are deferred and systematically recognized over the term of the maintenance period.

Deferred Charges: Costs incurred on maintenance or support contracts are deferred and systematically recognized over the term of the maintenance or support period.

JAWZ INC.

                            NOTES TO THE CONSOLIDATED
                              FINANCIAL STATEMENTS
                   (all amounts are expressed in U.S. dollars)


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

JAWZ INC.

                            NOTES TO THE CONSOLIDATED
                              FINANCIAL STATEMENTS
                   (all amounts are expressed in U.S. dollars)

INVESTMENTS

The company accounts for its long term investments in accordance with Financial Accounting Standards Board statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities" and these investments are classified as available-for-sale securities and are reported at fair value. Unrealized gains and losses are excluded from earnings and reported in a separate component of shareholders' equity, except where it is determined there has been a permanent impairment in value, in which case the loss is recorded in the statement of earnings.

The investments classified as held to maturity are recorded at cost.

3.   ACQUISITIONS

The Company acquired various e-security service businesses during 1999 and 2000. Each of the acquisitions was accounted for using the purchase method, and the purchase price was allocated to the net assets based on their fair values as noted below. The excess of the purchase price over the underlying fair value of the net assets of each acquisition has been assigned to employee and consultants base and goodwill and is being amortized over the estimated benefit period of three years. The operating results of the acquired businesses are included in the consolidated statements of loss, deficit and comprehensive loss from the dates of acquisition.

JAWZ INC.

                            NOTES TO THE CONSOLIDATED
                              FINANCIAL STATEMENTS
                   (all amounts are expressed in U.S. dollars)


                                              2000                                            1999
                        --------------------------------------------------    -----------------------------------
                           A.           B.            C.                         D.
                        OFFSITE       BETACH        OTHER        TOTAL          PACE          OTHER       TOTAL
                           $            $             $            $             $              $           $
-----------------------------------------------------------------------------------------------------------------
NET ASSETS ACQUIRED:

Cash                      304,508           --           --        304,508           --           --           --
Equipment                    --             --           --             --           --      155,932      155,932
Employee and
  consultants base      7,823,281    2,137,048    2,612,748     12,573,077    1,193,042      184,651    1,377,693
Goodwill                7,823,282    2,137,048    2,812,749     12,773,079    1,193,042      184,651    1,377,693
Other net assets          125,201       18,968      512,650        656,819           --           --           --
-----------------------------------------------------------------------------------------------------------------
                       16,076,272    4,293,064    5,938,147     26,307,483    2,386,084      525,234    2,911,318
=================================================================================================================

CONSIDERATION:

Common stock - shares   5,253,786      750,400    1,121,810      7,125,996    1,385,546       38,071    1,423,617
-----------------------------------------------------------------------------------------------------------------
             - $       14,162,599    3,804,528    4,176,889     22,144,016    2,355,428      268,020    2,623,448
Value of warrants
  and options           1,649,625      456,000           --      2,105,625           --           --           --
  exchanged
Cash                           --           --    1,359,408      1,359,408           --           --           --
Promissory note                --           --           --             --           --      257,214      257,214
Acquisition costs         264,048       32,536      401,850        698,434       30,656           --       30,656
-----------------------------------------------------------------------------------------------------------------
                       16,076,272    4,293,064    5,938,147     26,307,483    2,386,084      525,234    2,911,318
=================================================================================================================

 (a) The consideration given to acquire all of the outstanding share of Offsite Data Services Ltd. consisted of 5,253,786 exchangeable shares and 1,389,800 warrants. Exchangeable shares have economic rights, including the right to any dividend, and voting attributes equivalent to the Company's common stock. The holders of the exchangeable shares have the right to receive Company common stock on a one for one basis.

(b) The consideration given to acquire all of the outstanding shares of Betach System Inc. and Betach Advanced Solutions Inc. group consisted of 750,400 exchangeable shares, which have the rights and attributes described in (a) above. In addition, 400,000 warrants were issued on closing, with an ascribed value of $1.14. These warrants, which expire on August 22, 2005, include cashless exercise provisions, and each warrant is exercisable into one share of common stock at an exercise price of $5.07.

     There is contingent share consideration of up to 369,600 exchangeable shares to be released subject to certain performance targets and continued employment of key individuals being met on the twelve month anniversary date of the acquisition. This contingent consideration has not been reflected in these consolidated financial statements as the outcome cannot be reasonably determined at this time. The additional share consideration will be recorded as employee and consultants based and goodwill if an when it becomes payable.

JAWZ INC.

                            NOTES TO THE CONSOLIDATED
                              FINANCIAL STATEMENTS
                   (all amounts are expressed in U.S. dollars)


(c) Other acquisitions in 2000 include Nucleus Consulting Inc., Doctorvillage.com Inc., 4Comm.com Inc. and General Network Services Inc. Consideration given for the other acquisitions in 2000 includes 501,673 exchangeable shares, which have the rights and attributes described in (a) above. In addition, these acquisitions include contingent share consideration totalling up to 1,896,376 shares of common stock or exchangeable shares which will be released on various dates upon the achievement of certain performance targets or continued employment of key individuals. The maximum number of shares which would be issued if these conditions are met is as follows:

                      2001                            692,484
                      2002                            697,485
                      2003                            501,407
                      2004                              5,000
                      ---------------------------------------
                                                    1,896,376
                      =======================================

     This contingent consideration has not been reflected in these consolidated financial statements as the outcome cannot be reasonably determined at this time. The additional share consideration will be recorded as employee and consultants based and goodwill if and when it becomes payable.

     At December 31, 2000 the Company had not yet issued 286,000 common shares related to the acquisition of Nucleus Consulting Inc. The value of these shares, in the amount of $151,952 is included in the above table. The shares will be issued in 2001.

(d) The consideration given to acquire all of the outstanding shares of the Pace Systems Group Inc. consisted of 1,731,932 exchangeable shares, which have the rights and attributes described in (a) above including an initial 1,385,346 shares issued in 1999. Contingent consideration of an additional 346,386 exchangeable shares was issued in 2000. This additional consideration, valued at $909,263 was recorded as employee and consultants based and goodwill and is included in column (c) in the above table.

JAWZ INC.

                            NOTES TO THE CONSOLIDATED
                              FINANCIAL STATEMENTS
                   (all amounts are expressed in U.S. dollars)


     The following pro forma results of operations give effect to the acquisitions as if the transactions had occurred January 1, 2000 and 1999 and includes the amortization of goodwill and employee and consultants base calculated on a straight-line basis over a period of three years. The year ended December 31, 2000 includes the goodwill and employee and consultants base writedown totalling $17,112,567 as described in note 7.

                                                                            YEAR ENDED
                                                                 --------------------------------
                                                                  DECEMBER 31,       DECEMBER 31,
                                                                     2000               1999
                                                                       $                  $
    ---------------------------------------------------------------------------------------------
    REVENUE                                                        14,519,246          9,379,362
    ---------------------------------------------------------------------------------------------

    EXPENSES
    Cost of sales                                                   6,895,407          5,143,886
    Other cost and expenses                                        53,436,461         11,973,633
    ---------------------------------------------------------------------------------------------
                                                                   60,331,868         17,117,519
    ---------------------------------------------------------------------------------------------
    Net loss                                                      (45,812,622)        (7,738,157)
    ---------------------------------------------------------------------------------------------
    NET LOSS PER COMMON SHARE                                           (1.35)             (0.54)
    =============================================================================================

4.  ACCOUNTS RECEIVABLE

Accounts Receivable are recorded net of an allowance for doubtful accounts of $1,608,621 (1999 - $1,120; 1998 - $Nil).

5.  INVESTMENTS

Investments consist of the following:

                                                               DECEMBER 31,     DECEMBER 31,
                                                                   2000             1999
                                                                    $                 $
---------------------------------------------------------------------------------------------
(a)   eFinancial Depot Inc. (common shares)                      1,266,848                --
(b)   Cobratech Industries Inc. (common shares)                     20,000                --
(c)   Iconix Canada Inc. (common shares)                         1,062,600                --
(d)   CU Connection Ltd. (convertible debenture)                 1,757,648                --
---------------------------------------------------------------------------------------------
                                                                 4,107,096                --
=============================================================================================

(a) On December 12, 2000 the Company received 2,384,880 shares of common stock of eFinancial Depot Inc. in settlement of an account receivable of $2,146,392. eFinancial Depot Inc. is a publicly traded entity in which a director is also a director and officer of the Company. At December 31, 2000 the investment was assessed as permanently impaired and has been written down by $879,544 to its estimated fair market value of $1,266,848.

(b) On January 6, 2000, the Company exercised its option to purchase 2,000,000 (25%) of Cobratech Industries Inc. common shares for $20,000, and granted Cobratech the exclusive right to market and sell the Company's products in Asia for a four year period commencing on October 19, 1999. The Company will receive a 25% royalty on all products sold by Cobratech. No royalties have been received to date. As Cobratech has issued additional

JAWZ INC.

                            NOTES TO THE CONSOLIDATED
                              FINANCIAL STATEMENTS
                   (all amounts are expressed in U.S. dollars)


     common shares since January 6, 2000, JAWZ currently holds less than 20% of the outstanding Cobratech common shares, and the investment has been recorded at cost which approximates fair value.

(c) On December 29, 2000, the Company acquired 130,762 common shares of Iconix Canada Inc. together with an option to purchase 51,000 additional shares, in exchange for 2,000,000 common shares of the Company valued at $1,062,600. Iconix is an entity whose majority shareholder is also a majority shareholder of the Company. As at December 31, 2000 a director of the Company is the sole director of Iconix. The investment is carried at cost which approximates fair value.

(d) The convertible debenture of up to $2,335,000 was issued by CU Connection Ltd., a private Ontario Corporation ("CU Connect") as payment for services and fees provided by the Company. For additional consideration of $379,891, the Company may elect to convert the debenture into 51% of the outstanding common shares of CU Connect. The 10% debenture bears interest commencing immediately after the last day of the conversion period of a project the Company is delivering to CU Connect. To date $1,757,648 has been drawn on the debenture. This debenture is classified as being held to maturity and is recorded at cost.

6.  EQUIPMENT AND LEASEHOLD IMPROVEMENTS

                                                                          DECEMBER 31,
                                                               ------------------------------------
                                                                      2000              1999
                                                                        $                 $
---------------------------------------------------------------------------------------------------
Security equipment                                                     28,602            26,106
Furniture and fixtures                                                890,689           206,785
Computer hardware                                                   1,995,214           367,301
Computer software                                                     224,699            32,703
Leasehold improvements                                              1,395,556           184,637
---------------------------------------------------------------------------------------------------
                                                                    4,534,760           817,532
---------------------------------------------------------------------------------------------------
Less accumulated depreciation                                         849,452           118,297
---------------------------------------------------------------------------------------------------
NET BOOK VALUE                                                      3,685,308           699,235
===================================================================================================

Assets under capital leases at December 31. 2000 include security equipment of $25,289 (1999 - $26,106) and computer hardware of $434,818 (1999 - $75,584), with related accumulated depreciation of $8,671 (1999 - $3,613) and $109,411 (1999 - $25,195) respectively.

JAWZ INC.

                            NOTES TO THE CONSOLIDATED
                              FINANCIAL STATEMENTS
                   (all amounts are expressed in U.S. dollars)


7.  INTANGIBLE ASSETS

Intangible assets includes the cost of software licenses and goodwill and employee and consultants base acquired from recent acquisitions.

                                                                 DECEMBER 31, 2000
                                                    ---------------------------------------------
                                                                     ACCUMULATED       NET BOOK
                                                         COST        AMORTIZATION        VALUE
                                                           $              $                $
-------------------------------------------------------------------------------------------------
Employee and consultants base                          13,736,598     10,411,798       3,324,800
Goodwill                                               13,736,598     13,736,598              --
Software licenses                                         100,182          7,310          92,872
-------------------------------------------------------------------------------------------------
                                                       27,573,378     24,155,706       3,417,672
=================================================================================================

                                                                 DECEMBER 31, 1999
                                                    ---------------------------------------------
                                                                      ACCUMULATED      NET BOOK
                                                          COST        AMORTIZATION       VALUE
                                                           $               $               $
-------------------------------------------------------------------------------------------------
Employee and consultants base                           1,377,693         63,193       1,314,500
Goodwill                                                1,377,693         63,193       1,314,500
Software licenses                                              --             --              --
-------------------------------------------------------------------------------------------------
                                                        2,755,386        126,386       2,629,000
=================================================================================================

At December 31, 2000, it was determined that the goodwill acquired had no future value to the company and it was written off in its entirety, in the amount of $10,218,683. It was also determined that there was an impairment in the value of the employee and consultants base acquired, and it has been written down to its estimated fair value of $3,324,800, resulting in a writedown of $6,893,884. The writedowns are included in amortization in the accompanying financial statements.

JAWZ INC.

                            NOTES TO THE CONSOLIDATED
                              FINANCIAL STATEMENTS
                   (all amounts are expressed in U.S. dollars)


8.  PROMISSORY NOTES

The promissory notes in the amount of $3,000,000 (net of a deferred financing fee of $209,970) are non-interest bearing and due on demand. It is management's expectation that the notes will be repaid in 2001 by the issuance of common stock of the Company (see note 20).

9.  SHARE CAPITAL

AUTHORIZED
    95,000,000 common shares at $0.001 par value, including exchangeable shares
      5,000,000 preferred shares at $0.001 par value

COMMON STOCK ISSUED

                                         2000                                   1999
                          ------------------------------------    ----------------------------------
                            NUMBER       PAR     ADDITIONAL         NUMBER       PAR     ADDITIONAL
                              OF        VALUE      PAID IN            OF        VALUE      PAID IN
                            SHARES        $       CAPITAL $         SHARES        $       CAPITAL $
----------------------------------------------------------------------------------------------------
Balance, January 1       25,040,188     25,040   21,823,490      10,612,317     10,612     2,757,712
Issued for cash           5,454,905      5,455   14,500,797       7,233,132      7,233    13,340,344
Issued for services (a)     294,013        294    1,118,166         360,547        360       309,379
Obligation to issue
  common stock for
  services (b)                   --         --      281,116              --         --         4,384
Stock options exercised
  for cash                  661,974        663      332,971          15,000         15         2,235
Stock options exercised
  for no consideration
  (c)                       590,475        590         (590)             --         --            --
Warrants exercised for
  cash                    2,685,437      2,685    1,506,335              --         --            --
Issued on conversion of
  debentures (d)                 --         --           --       5,395,575      5,396     2,149,840
Issued on acquisition
  [note 3]                7,125,996      7,126   24,242,515       1,423,617      1,424     2,622,024
Equity component of
  convertible
  debentures net of
  related financing fees         --         --           --              --         --       474,511
Warrants issued with
  issuance of
  convertible debentures         --         --           --              --         --       341,538
Issuance of stock
  options recorded as
  compensation                   --         --           --              --         --       810,000
Shares to be issued for
  acquisition of
  investment [note 5(c)]         --         --    1,062,600              --         --            --
Share issue costs                --         --   (1,332,129)             --         --      (988,477)
----------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31     41,852,988     41,853   63,535,271      25,040,188     25,040    21,823,490
====================================================================================================

JAWZ INC.

                            NOTES TO THE CONSOLIDATED
                              FINANCIAL STATEMENTS
                   (all amounts are expressed in U.S. dollars)


a) During 2000 the Company issued 294,013 common shares totalling $1,118,460 (1999 - 360,547 common shares totalling $309,739) in settlement of certain trade payables, and for services provided by consultants and certain directors as follows:

     - 30,166 common shares in settlement of trade payables totalling $82,956 (1999 - 152,999 common shares totalling $199,739);

     - 150,639 restricted common shares for services provided by consultants totalling $706,493 (1999 - nil); and

     - 113,208 common shares for services provided by directors totalling $329,011 (1999 - 207,548 common shares totalling $110,000).

b) At December 31, 2000 there was an obligation to issue shares in payment for directors fees and fees to certain shareholders for services provided, in the value of $100,000 (1999 - nil) and $138,616 (1999 - $4,384)
     respectively. In addition, there was an obligation to issue shares in the value of $42,500 (1999 - nil) to employees in fulfillment of employment contracts. All of these obligations have been recorded as Additional Paid in Capital. The shares will be issued in 2001.

c) During 2000, 178,070 restricted common shares with a value of $812,355 were issued to a director and 178,070 common shares with a value of $812,355 were issued to a shareholder as a result of the exercise of options for no consideration.

     234,335 common shares with a value of $1,794,069 were issued to a shareholder as a result of the exercise of 250,000 stock options for no consideration.

     The shares issued represented the difference in value between the total number exercisable and the cash consideration due on their exercise.

d) During 1999, the entire principal amount of convertible debentures outstanding, in the amount of $1,246,606, together with accrued interest and penalties of $404,943, was converted into 3,215,355 common shares of the Company at a recognized value of $1,496,291. The Company also issued 1,428,572 common shares upon the exercise of 1,428,572 warrants originally granted at $0.28 each, for proceeds of $400,000. A further 751,648 common shares were issued on the exercise of 923,077 warrants. In exchange for issuing 171,429 fewer shares than originally agreed, the warrant holders were not required to pay cash on the exercise of these warrants; accordingly, share capital has been credited in the amount of $258,945 with an offsetting amount charged to financing expense.

JAWZ INC.

                            NOTES TO THE CONSOLIDATED
                              FINANCIAL STATEMENTS
                   (all amounts are expressed in U.S. dollars)


OPTIONS

The Company is authorized to grant employees options to purchase up to an aggregate of common stock not in excess of 20% of the common stock issued and outstanding, at prices based on the market price of the shares as determined on the date of grant.

                                                                                   WEIGHTED
                                               NUMBER OF         PRICE             AVERAGE
                                                OPTIONS        PER SHARE        EXERCISE PRICE
                                                                   $                  $
----------------------------------------------------------------------------------------------
OUTSTANDING AT DECEMBER 31, 1998               1,667,000      0.15 -  0.69           0.41
----------------------------------------------------------------------------------------------
Granted                                        2,371,725      0.37 -  7.56           2.33
Exercised                                        (15,000)             0.15           0.15
Cancelled                                        (85,267)     0.15 -  0.98           0.41
----------------------------------------------------------------------------------------------
OUTSTANDING AT DECEMBER 31, 1999               3,938,458      0.15 -  7.56           3.02
----------------------------------------------------------------------------------------------
Granted                                        2,247,946      0.47 - 13.25           4.28
Exercised                                       (735,503)     0.15 -  1.72           0.47
Cancelled                                       (422,535)     0.48 - 13.25           4.06
----------------------------------------------------------------------------------------------
OUTSTANDING AT DECEMBER 31, 2000               5,028,366      0.32 - 13.25           2.51
==============================================================================================

The fair value of each option granted to date is estimated on the date of grant using the Black Scholes option-pricing model with the following assumptions: expected volatility of 136% (December 31, 1999 - 151%); risk-free interest rate of 5.66% (December 31, 1999 - 4.87%); no payment of common share dividends for all years; and expected life of 3 years (December 31, 1999 - 3 years). Had compensation cost for these plans been determined based upon the fair value at grant date, consistent with the methodology prescribed in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and net loss per common share for the year ended December 31, 2000 would have been $47,353,812 and $1.40 respectively (December 31, 1999 - $9,121,253 and $0.64).

During 1999 the Company granted a total of 500,000 options to two officers of the Company at an exercise price of $1.88 per share which was calculated based on the previous three month's average price. The difference between the exercise price and the trading price on the day prior to the grant date, has been recognized as compensation expense for the year ended December 31, 1999.

The weighted average fair value of options granted during 2000 was $5.02 (1999 - $2.32).

JAWZ INC.

                            NOTES TO THE CONSOLIDATED
                              FINANCIAL STATEMENTS
                   (all amounts are expressed in U.S. dollars)


WARRANTS ISSUED

During 1998, the Company had entered into a Put Option agreement with an investor which allowed the Company to require the investor to purchase up to 25,000,000 shares of the common stock of the Company. In addition, the investor was to be granted warrants to purchase up to 3,000,000 shares of common stock.

The weighted average remaining contractual life and weighted average exercise price of options outstanding and of options exercisable as of December 31, 2000 were as follows:

                        OPTIONS OUTSTANDING                                   OPTIONS EXERCISABLE
-------------------------------------------------------------------------------------------------------
                                        WEIGHTED
                                        AVERAGE         WEIGHTED                            WEIGHTED
    RANGE OF           NUMBER OF       REMAINING        AVERAGE                             AVERAGE
    EXERCISE            OPTIONS       CONTRACTUAL       EXERCISE            SHARES          EXERCISE
     PRICES           OUTSTANDING     LIFE (YEARS)        PRICE           EXERCISABLE        PRICE
       $                                                    $                                   $
-------------------------------------------------------------------------------------------------------
   0.32 -  0.37          205,499          3.71            0.34              160,666            0.35
   0.47 -  1.00        1,404,607          3.00            0.60            1,030,500            0.59
   1.19 -  3.06        2,214,992          2.68            2.03            1,409,097            1.89
   3.28 -  7.88        1,062,988          3.40            5.41              140,000            5.43
   8.56 - 13.25          140,280          3.19           10.40                   --              --
-------------------------------------------------------------------------------------------------------

On April 26, 1999, the agreement was cancelled in exchange for warrants to the investor to purchase up to 1,000,000 shares of common stock at an exercise price of $0.70 per share. The warrants expire April 15, 2002. On June 5, 2000, 150,000 common shares were issued in exchange for $105,000.

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

JAWZ INC.

                            NOTES TO THE CONSOLIDATED
                              FINANCIAL STATEMENTS
                   (all amounts are expressed in U.S. dollars)


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

On June 22, 2000 the Company issued 240,000 share purchase warrants in connection with an issuance of 800,000 shares of common stock which entitle the holder to purchase one share of common stock at an exercise price of $5.00 per share. Each warrant will expire on June 22, 2005. In addition, the holders received adjustable warrants to purchase common stock at an exercise price of $0.001 per share. The number of shares to be purchased will be determined pursuant to a formula that is applied at three separate 40 day adjustment periods commencing between the 150th and 240th day following June 22, 2000. At each adjustment date, the holders will be entitled to purchase under the adjustable warrants a number of shares equal to 33.33% of the common stock purchased, multiplied by the difference between the quotient of $5.00 divided by
 .89 and the average of the 10 lowest closing bid prices for the company's common stock during the 40 trading day period preceding the applicable adjustment date. On November 17, 2000, (the date of the end of the first vesting period), the holders undertook a cashless exercise of warrants resulting in the issue of 1,456,176 common shares.

On July 17, 2000, the Company issued an additional 120,000 share purchase warrants which entitle the holder to purchase one share of common stock at an exercise price of $5.00 per share. Each warrant will expire on July 17, 2005. In addition, the investors received adjustable warrants to purchase common stock, at an exercise price of $0.001 per share. The number of shares to be purchased will be determined pursuant to a formula that is applied at three separate 40 day adjustment periods commencing between the 150th and 240th day following July 17, 2005. The terms of the adjustable warrants are consistent with the terms of the adjustable warrants issued on June 22, 2000 as described above.

Between August 1, 1999 and July 30, 2000 the Company issued a total of 60,000 warrants (5000 per month) which allow the holder to purchase 60,000 common shares of the Company at an exercise price of $2.00 per share. Each warrant expires July 26, 2005.

On August 21, 2000, the Company issued 180,000 share purchase warrants in connection with an issuance of 600,000 shares which entitle the holder to purchase one share of common stock at an exercise price of $5.00 per share. Each warrant will expire on August 21, 2005. In addition, the holders received adjustable warrants to purchase a number of shares of common stock, at an exercise price of $0.001 per share. The number of common stock to be purchased will be determined pursuant to a formula that is applied at three separate 40 day adjustment periods commencing between the 150th and 240th day following August 21, 2005. The terms of the adjustable warrants are consistent with the terms of the adjustable warrants issued on June 22, 2000 as described above.

On August 22, 2000 the Company issued 400,000 warrants. The warrants include cashless exercise provisions and each warrant is exercisable into one share of common stock at an exercise price of $5.07. These warrants expire on August 22, 2005.

On August 22, 2000 the Company issued 200,000 warrants which entitle the holder to purchase one common share at an exercise price of $6.64 per share. Each warrant will expire on August 22, 2005.

JAWZ INC.

                            NOTES TO THE CONSOLIDATED
                              FINANCIAL STATEMENTS
                   (all amounts are expressed in U.S. dollars)


On October 2nd, 2000, in connection with the private placement financing agreement dated August 21, 2000, the Company issued 400,000 common shares for proceeds of $2,000,000. In connection with this private placement, the Company issued 120,000 share purchase warrants which entitle the holder to purchase one share of common stock at an exercise price of $5.00 per share. Each warrant will expire on October 2nd, 2005. In addition, the holders received adjustable warrants, pursuant to a formula, to purchase a number of shares of common stock, at an exercise price of $0.001 per share.

10.  RELATED PARTY TRANSACTIONS

Unless otherwise noted, all related party transactions have been recognized at their exchange amounts. Amounts due to/from related parties consist of the following amounts:

                                                                DECEMBER 31,          DECEMBER 31,
                                                                    2000                  1999
                                                                     $                     $
---------------------------------------------------------------------------------------------------
DUE FROM RELATED PARTIES
Oxford Capital Corp.                                                 57,866                   --
Iconix Canada Inc.                                                  147,707                   --
Bankton Financial Corp.                                               9,048                   --
eFinancial Depot Inc.                                               284,948                   --
---------------------------------------------------------------------------------------------------
                                                                    499,569                   --
===================================================================================================

DUE TO RELATED PARTIES
Net Communications LLC                                               45,000                   --
Officers and stockholders                                                --                4,821
Due to stockholders                                                      --                2,066
---------------------------------------------------------------------------------------------------
                                                                     45,000                6,887
===================================================================================================

Oxford Capital Corp. is an entity whose shareholders are also shareholders of the Company. The balance of $57,866 receivable at December 31, 2000 is for administrative costs incurred by the Company on behalf of Oxford, which are reimbursed to the Company on a periodic basis.

Revenues for the year ended December 31, 2000 include $171,667 in respect of Iconix Canada Inc., an entity whose major shareholder is also a major shareholder of the Company. As at December 31, 2000 a director of the Company is the sole director of Iconix

Bankton Financial Corp. is an entity whose shareholders are also shareholders of the Company. The balance of $9,048 receivable at December 31, 2000 is for salaries, rent and office expenses incurred by the Company on behalf of Bankton, which are reimbursed to the Company on a periodic basis.

Revenues for the year ended December 31, 2000 include $3,053,676 in respect of eFinancial Depot Inc. an entity in which the Company is a shareholder.

Net Communications LLC, an entity in which a director is also a director of the Company, provided $45,000 of consulting services to the Company during the year ended December 31, 2000.

JAWZ INC.

                            NOTES TO THE CONSOLIDATED
                              FINANCIAL STATEMENTS
                   (all amounts are expressed in U.S. dollars)


General and administration expenses for the period ended December 31, 2000, includes $34,718 paid to eSupplies.com, an entity of which certain directors are also directors and officers of the Company.

General and administration expenses for the year ended December 31, 2000 included, $1,983 (December 31, 1999 - $20,508; December 31, 1998 - $8,035) paid to Willson Stationers Ltd., an entity of which certain directors were also directors and officers of the Company.

During the year ended December 31, 2000, the Company expensed fees of $118,023 (December 31, 1999 - $22,714) associated with and for the benefit of the launch of IT Florida.com, a government sponsored taskforce, the chairman of which is also a director of the Company.

For the year ended December 31, 2000, general and administration expense includes $nil (December 31, 1999 - $233,643; December 31, 1998 - $198,168) of
management fees to officers and stockholders of the Company for services provided. General and administration for the period ended December 31, 2000 includes $424,627 (December 31, 1999 - $124,384; December 31, 1998 - $33,333) of
directors fees.

Due to stockholders represents advances received by the Company. The amount due to Hampton Park Ltd., a company owned by a stockholder, incurred interest at 8% per annum and was repaid in 1999.

General and administrative expenses for the year ended December 31, 2000 include $754,340 of consulting services provided by stockholders. $590,967 of the amount was settled in common stock of the company on April 5, 2000, April 6, 2000, July 1, 2000 and August 23, 2000.

The Company entered into agreements to lease premises for various terms from a stockholder who is also an officer and a director of the Company. The net rent expense, included in general and administrative expenses, was $299,805 for the year ended December 31, 2000 (December 31, 1999 - $129,611; December 31, 1998 - $3,991).

11.  EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share is net loss for the period divided by the weighted average number of common shares outstanding. The effect on earnings
(loss) per share of the exercise of options and warrants, and the conversion of the convertible debentures is anti-dilutive.

The following table sets forth the computation of earnings (loss) per common share:

                                                    DECEMBER 31,    DECEMBER 31,     DECEMBER 31,
                                                        2000            1999             1998
                                                          $               $               $
----------------------------------------------------------------------------------------------------
NET LOSS                                            (45,906,304)     (7,167,776)     (3,076,287)
----------------------------------------------------------------------------------------------------

BASIC AND DILUTED LOSS PER COMMON SHARE:
Weighted average number of common shares
  outstanding                                        33,903,598      14,342,053       7,405,421
----------------------------------------------------------------------------------------------------
NET LOSS PER COMMON SHARE - BASIC AND DILUTED
                                                          (1.35)          (0.50)          (0.42)
====================================================================================================

JAWZ INC.

                            NOTES TO THE CONSOLIDATED
                              FINANCIAL STATEMENTS
                   (all amounts are expressed in U.S. dollars)


12.  INCOME TAXES

The income tax benefit differs from the amount computed by applying the U.S. federal statutory tax rates to the loss before income taxes for the following reasons:

                                                      DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                                         2000             1999             1998
                                                           $                $                $
------------------------------------------------------------------------------------------------------
                                                         (34%)           (34%)             (34%)

Income tax benefit at U.S. statutory rate             (15,608,143)     (2,437,044)      (1,045,938)
Increase (decrease) in taxes resulting from:
   Change in deferred tax asset valuation
     allowances                                         7,661,738       2,500,670        1,106,172
   Non-deductible expenses                              9,530,677         322,810          128,162
   Foreign tax rate differences                        (1,279,127)       (368,588)        (188,396)
   State tax rate differences                            (357,266)          1,508               --
   Federal tax rate differences on opening assets          36,534              --               --
   Income not previously recognized                            --           2,439               --
   Foreign exchange                                        15,587         (21,795)              --
------------------------------------------------------------------------------------------------------
Income tax benefit                                             --              --               --
======================================================================================================

JAWZ INC.

                            NOTES TO THE CONSOLIDATED
                              FINANCIAL STATEMENTS
                   (all amounts are expressed in U.S. dollars)


For financial reporting purposes, loss before income taxes includes the following components:

                                                       DECEMBER 31,    DECEMBER 31,      DECEMBER 31,
                                                           2000            1999              1998
                                                             $               $                 $
------------------------------------------------------------------------------------------------------
Pre-tax loss:
   United States                                       (10,575,726)    (3,697,076)       (1,302,313)
   Foreign                                             (35,330,578)    (3,470,700)       (1,773,974)
------------------------------------------------------------------------------------------------------
                                                       (45,906,304)    (7,167,776)       (3,076,287)
======================================================================================================

Future income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company's future tax assets are as follows:

                                                                 DECEMBER 31,         DECEMBER 31,
                                                                    2000                 1999
                                                                      $                    $
---------------------------------------------------------------------------------------------------
Future tax assets:
   Net operating loss carryforwards                               10,874,485          3,209,318
   Start-up costs                                                     19,388             28,694
   Depreciation                                                      301,338             45,549
   Organization costs                                                  1,577                591
   Debt issue costs                                                       --                 --
    Finance costs                                                         --                 --
   Donations                                                           5,174                435
   Software costs                                                    113,147            368,784
---------------------------------------------------------------------------------------------------
Net future tax assets                                             11,315,109          3,653,371
Valuation allowance                                              (11,315,109)        (3,653,371)
---------------------------------------------------------------------------------------------------
Net future tax assets                                                     --                 --
===================================================================================================

The Company has provided a valuation allowance for the full amount of future tax assets in light of its history of operating losses since its inception.

At December 31, 2000, the Company has U.S. operating losses carried forward of $11,459,000 which expire as follows:

                                                        $
                                                  --------------
                                   2018                880,000
                                   2019              2,750,000
                                   2020              7,829,000

JAWZ INC.

                            NOTES TO THE CONSOLIDATED
                              FINANCIAL STATEMENTS
                   (all amounts are expressed in U.S. dollars)


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

At December 31,2000, the Company has non-capital losses carried forward for Canadian income tax purposes of $17,025,000. These losses expire as follows:

                                                        $
                                                  --------------
                                   2003                  45,000
                                   2004                   7,000
                                   2005                 887,000
                                   2006               3,488,000
                                   2007              12,598,000

13.  CAPITAL AND OPERATING LEASE OBLIGATIONS PAYABLE

The future minimum lease payments at December 31, 2000 under capital and operating leases are as follows:

                                                             CAPITAL LEASES      OPERATING LEASES
--------------------------------------------------------------------------------------------------
2001                                                            137,908                817,268
2002                                                            123,141                792,105
2003                                                            114,502                645,803
2004                                                             73,423                619,140
2005                                                             31,450                372,085
--------------------------------------------------------------------------------------------------
Total future minimum lease payments                             480,424              3,246,401
                                                                              ====================
Less: imputed interest                                          (95,469)
--------------------------------------------------------------------------
Balance of obligations under capital leases                     384,955
Less: current portion                                           (97,972)
--------------------------------------------------------------------------
Long term obligation under capital leases                       286,983
==========================================================================

Rent expense was $771,096 for the year ended December 31, 2000 (1999 - $269,004; 1998 - $29,637).

JAWZ INC.

                            NOTES TO THE CONSOLIDATED
                              FINANCIAL STATEMENTS
                   (all amounts are expressed in U.S. dollars)


14.  NET CHANGE IN NON-CASH WORKING CAPITAL

                                                 DECEMBER 31,        DECEMBER 31,     DECEMBER 31,
                                                    2000                1999             1998
                                                      $                   $                 $
--------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Accounts receivable                              (2,854,373)          (331,582)         (7,243)
Prepaid expenses and deposits                      (202,790)            81,979        (132,956)
Due from related parties                           (497,792)            11,341         (13,118)
Accounts payable and accrued liabilities          4,003,396            799,691         395,624
Lease inducement                                    181,723
Due to related parties                               38,113            (25,022)         77,115
--------------------------------------------------------------------------------------------------
                                                    668,277            536,407         319,422

Attributed to investing activities                 (503,030)           257,214              --
--------------------------------------------------------------------------------------------------
Attributed to operating activities                1,171,307            279,193         319,422
==================================================================================================

15.  SEGMENTED INFORMATION

The Company's activities include professional security consulting services, integration and installation of secure information systems, and remote data storage and recovery services. The activities are conducted in one operating segment and are carried out in two geographic segments as follows:

                                                                DECEMBER 31, 2000
                                                  -----------------------------------------------
                                                     CANADA           U.S.            TOTAL
                                                        $              $                $
-------------------------------------------------------------------------------------------------
LOSS INFORMATION

Revenue                                               8,792,911     1,767,044      10,559,955
Cost of sales                                         4,378,693       919,988       5,298,681
Expenses                                             40,624,340     7,304,294      47,928,634
-------------------------------------------------------------------------------------------------
                                                    (36,210,122)   (6,457,238)    (42,667,360)
Corporate overheads                                                                (3,238,944)
-------------------------------------------------------------------------------------------------
Net loss                                            (36,210,122)   (6,457,238)    (45,906,304)
-------------------------------------------------------------------------------------------------

SELECTED BALANCE SHEET INFORMATION
Equipment and leasehold improvements                  3,272,256       413,052       3,685,308
Goodwill and employee and consultants base            3,216,794       200,878       3,417,672
=================================================================================================

JAWZ INC.

                            NOTES TO THE CONSOLIDATED
                              FINANCIAL STATEMENTS
                   (all amounts are expressed in U.S. dollars)


                                                                DECEMBER 31, 1999
                                                  -----------------------------------------------
                                                      CANADA           U.S.              TOTAL
                                                         $              $                  $
-------------------------------------------------------------------------------------------------
LOSS INFORMATION
Revenue                                               554,676         37,370            592,046
Cost of sales                                           2,066             --              2,066
Expenses                                            4,023,458         11,098          4,034,556
-------------------------------------------------------------------------------------------------
                                                   (3,470,848)        26,272         (3,444,576)
Corporate overheads                                                                  (3,723,200)
-------------------------------------------------------------------------------------------------
Net loss                                                                             (7,167,776)
-------------------------------------------------------------------------------------------------
SELECTED BALANCE SHEET INFORMATION
Equipment and leasehold improvements                  547,886        151,349            699,235
Goodwill and employee and consultants base          2,259,698        369,302          2,629,000
=================================================================================================

                                                                DECEMBER 31, 1998
                                                  -----------------------------------------------
                                                     CANADA            U.S.             TOTAL
                                                       $                $                 $
-------------------------------------------------------------------------------------------------
LOSS INFORMATION

Revenue                                               29,068              --             29,068
Cost of sales                                             --              --                 --
Expenses                                           1,835,561              --          1,835,561
-------------------------------------------------------------------------------------------------
                                                                                     (1,806,493)
Corporate overheads                                                                  (1,269,794)
-------------------------------------------------------------------------------------------------
Net loss                                          (1,806,493)             --         (3,076,287)
-------------------------------------------------------------------------------------------------

SELECTED BALANCE SHEET INFORMATION
Equipment and leasehold improvements                  77,090           1,740             78,830
Goodwill and employee and consultants base                --              --                 --
=================================================================================================

16.  FINANCIAL INSTRUMENTS

Financial instruments comprising cash and cash equivalents, term deposits, accounts receivable, amounts due to and from related parties, investments, accounts payable and accrued liabilities, capital lease obligations, promissory notes and amounts due to stockholders approximate their fair value. It is management's opinion that the Company is not exposed to significant currency risks arising from these financial instruments.

17.  RECENT PRONOUNCEMENTS

In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("FAS") No. 133, "Accounting for Derivatives and Hedging Activities", and its related amendments FAS 137 and FAS 138, became effective for fiscal years beginning after June 15, 2000. The Company has fully complied with FAS 133 and its related amendments and there has been no material effect.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements", which became effective December 31,

JAWZ INC.

                            NOTES TO THE CONSOLIDATED
                              FINANCIAL STATEMENTS
                   (all amounts are expressed in U.S. dollars)


2000. The Company has fully implemented Staff Accounting Bulletin No. 101 and there has been no material effect.

18. COMPARATIVE FIGURES

Certain comparative figures have been reclassified to conform with the current period's presentation.

19. CONTINGENCY

On August 10, 2000, Bristol Asset Management, LLC ("Bristol") filed a complaint against the Company and its Chairman alleging, among other things, breach of contract, fraud in the inducement, breach of fiduciary duty and unfair competition and requesting, among other things, specific performance, statutory penalties and injunctive relief and damages in excess of $10 million. The complaint relates to a warrant issued by the Company to Bristol to purchase 1,000,000 shares of the Company's common stock, and Bristol's rights relating to the exercise of the Warrant and the registration of shares underlying the Warrant. The Company is currently reviewing the Complaint and intends to defend it vigorously. No adjustment has reflected in these consolidated financial statements for this potential liability, as the outcome of this litigation and possible resulting damages is not determinable at this time.

20.  SUBSEQUENT EVENTS

In January 2001, the August 21, 2000 securities purchase agreement, was amended to, amongst other things, effect a post-closing purchase price reduction to $1.25, which resulted in the issuance of an additional 3,000,000 common shares

In January 2001, the Company closed a private placement with CALP II Limited Partnership for the sale of 1,600,000 common shares, at a purchase price of $1.25 per share in consideration of the cancellation of $2,000,000 of promissory notes, less a financing fee.

On January 17, 2001 the Company sold 1,997,333 shares at a purchase price of $0.375 per share (for a total purchase price of $749,000) to Bathurst Ltd. in a private placement

On January 17, 2001 the Company issued 1,033,158 common shares to Camborne Invest Inc., to settle an outstanding debt of $387,434.

On January 23, 2001 the Company agreed to cancel the adjustable warrants that had been issued on October 2, 2000 and replace these with a new adjustable warrant which provides for a volume weighted average formula for the determination of the number of warrants purchasable thereunder.

On January 23, 2001, the Company agreed to cancel 300,000 warrants with an exercise price of $5.00 per share and issue new closing warrants to purchase an equivalent number of shares (233,000 of which are now exercisable at a purchase price of $2.00 per share and 67,000 of which are now exercisable at a purchase price of $3.00 per share).

JAWZ INC.

                            NOTES TO THE CONSOLIDATED
                              FINANCIAL STATEMENTS
                   (all amounts are expressed in U.S. dollars)


21.  QUARTERLY RESULTS (UNAUDITED)

                                                                        THREE MONTHS ENDED
                                                                           DECEMBER 31,
                                                                 ---------------------------------
                                                                       2000            1999
                                                                        $                $
--------------------------------------------------------------------------------------------------
REVENUE
Consulting, product and other revenues                              3,535,158          219,416
--------------------------------------------------------------------------------------------------

OPERATING EXPENSES
Cost of sales (excluding depreciation)                              2,621,936               --
Research and development                                              151,463           16,630
Advertising and promotion                                             536,888          129,518
Bad debts                                                           1,101,288               --
Selling, General and administration                                 6,996,654        2,588,525
--------------------------------------------------------------------------------------------------
Total operating expenses                                           11,408,229        2,734,673
--------------------------------------------------------------------------------------------------
Operating loss before depreciation and amortization                (7,873,071)      (2,525,257)
Depreciation                                                          354,330           37,374
Amortization                                                       19,307,668          126,386
--------------------------------------------------------------------------------------------------
Operating loss                                                    (27,535,069)      (2,679,017)
--------------------------------------------------------------------------------------------------
Interest income                                                       (18,042)              --
Interest expense, financing fees and debt discount                   (301,613)         672,324
Foreign exchange (gain)/loss                                          149,397          (22,700)
Loss on impairment of investment                                      879,544               --
--------------------------------------------------------------------------------------------------
NET LOSS FOR THE PERIOD                                           (28,244,355)      (3,328,641)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment                              (408,727)         (36,074)
--------------------------------------------------------------------------------------------------
COMPREHENSIVE LOSS                                                (28,653,082)      (3,364,715)
--------------------------------------------------------------------------------------------------

DEFICIT, BEGINNING OF PERIOD                                      (28,042,866)      (7,052,276)
Net loss for the period                                           (28,244,355)      (3,328,641)
--------------------------------------------------------------------------------------------------
DEFICIT, END OF PERIOD                                            (56,287,221)     (10,380,917)
==================================================================================================

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2001.

                                            JAWZ INC.


Date:  March 30, 2001                       By: /s/ Robert J. Kubbernus
                                                --------------------------------
                                                Robert J. Kubbernus, Chairman of
                                                the Board, Chief Executive
                                                Officer, President and Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                Signature                                   Title                            Date
                ---------                                   -----                            ----
/s/ Robert J. Kubbernus                     Chairman of the Board, Chief               March 30,2001
------------------------                    Executive Officer, President and
Robert J. Kubbernus                         Director
                                            (Principal Executive Officer)


/s/ Riaz Mamdani                            Chief Financial Officer and Director       March 30,2001
---------------------------                 (Principal Financial Officer)
Riaz Mamdani


/s/ Julia L. Johnson                        Director                                   March 30,2001
-----------------------------
Julia L. Johnson


/s/ James Canton                            Director                                   March 30, 2001
-----------------------------
James Canton


/s/ John S. Burn                            Director                                   March 30, 2001
-------------------------------
John S. Burns


/s/ Raghu Kilambi                           Director                                   March 30, 2001
-----------------------------
Raghu Kilambi


/s/ Arthur Wong                             Director                                   March 30,2001
----------------
Arthur Wong

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

21.1      Schedule of Subsidiaries of JAWZ.

23.1      Consent of Ernst & Young LLP

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