Form 10-K/A
period 2000-12-31
JAWZ INC
filed 2001-05-01
CIK 1061261

     As filed with the Securities and Exchange Commission on April 30, 2001

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

     ROBERT J. KUBBERNUS, age 42, has served as Chairman of the Board, Chief Executive Officer and President of JAWZ since October 1997 and of Bankton Financial since February 1998. Mr. Kubbernus' primary responsibilities have been to oversee security product developers, provide executive direction and develop key contacts with governmental authorities, investors, clients, insurance underwriters and the investment community. From October 1992 to September 1997, Mr. Kubbernus held the position of President and Chief Executive Officer of Bankton Financial Corporation, a company which provides business and lending advisory services, where he led a team of corporate financial consultants who specialized in the placement of debt instruments with institutional and private lenders.

     JULIA L. JOHNSON, age 38, serves as the Chairman of the Information Service Technology Task Force (Internet Task Force), having been appointed by Governor Jeb Bush in August 1999. Ms. Johnson has served as (i) a member of the Florida Public Service Commission, a state agency which regulates utility companies, from December 1992 to December 1999, (ii) state Chairperson of the Federal/State Joint Board on Universal Service, a task force within the Federal Communications Commission from 1996 to 1999, and (iii) a board member for the Markle Foundation, a project that encourages the use of new communications technologies for socially beneficial purposes, since 1996. Before being appointed to the Florida Public Service Commission, Ms. Johnson served as the Director of Legislative Affairs and senior land use attorney for the Department of Community Affairs from November 1990 to December 1992, where she was the chief lobbyist representing the agency before the Florida Legislature on land use issues. Ms. Johnson graduated with a Juris Doctorate, with a concentration in corporate and real estate transactions, from the University of Florida School of Law in 1988, as well as a Bachelor of Science in Business Administration from the University of Florida in 1985.

     ARTHUR WONG, age 32, provides strategic direction to JAWS in the area of channel development. Since 1992, Mr. Wong has founded three technology companies. He has been CEO of Security-Focus.com, a database of security knowledge and resources , since August of 1999 where he is responsible for the management and direction of an internet security portal. From May 1998 to July 1999, Mr. Wong was the Director of Channel Development for Active Security at Network Associates Inc. of Santa Clara, California, the world's largest independent network security and management software company , where he was responsible for the development and adoption of worldwide integrated security initiatives and where he also developed standards for new security infrastructures and worked on its integration and adaption. From July 1996 to April 1998, he was CEO of Secure Networks Inc. of Calgary, Alberta, a company he founded. Secure Networks developed internet security tools and offered security consulting before it was acquired by Network Associates Inc. From April 1993 to June 1996, Mr. Wong was President of Millennium Systems Canada Inc., a company he founded and managed, which was a computer hardware distributor and integrator. Since June 1994 he has been the managing director and founder of H20 Entertainment Corp., a Calgary based organization that develops products for Nintendo and its N64 game platform. Mr. Wong graduated with a Bachelor of Science in Communications from the University of Calgary in 1991.

     JOHN S. BURNS Q.C. - age 59, has been a partner of the law firm Bennett Jones since October, 1990. His areas of practice are principally corporate, corporate finance and securities law. Mr. Burns acts for public and private corporations, securities issuers and underwriters. His practice focuses on mergers and acquisitions, public and private offerings, corporate restructurings, cross border financings and oil, gas and banking transactions. He has participated in conferences and panels and has authored a number of papers and articles with respect to these areas of law. Mr. Burns is a board member of several public and private corporations and served as a Public Governor of the Alberta Stock Exchange from 1983 to 1998. He also served as a member of the Board of Governors of the Olympic Trust of Canada, Strathcona-Tweedsmuir school and is a member of the law societies of Alberta and Upper Canada and the Calgary and Canadian Bar Associations. Mr. Burns graduated from the University of Alberta with a Bachelor of Arts degree in 1963 and a law degree from Dalhousie Law School in 1966.

     DR. JAMES CANTON. Since 1990, Dr. Canton has been the President and Chairman of the Institute for Global Futures, a San Francisco-based think tank that advises Fortune 1000 companies on the impact of leading-edge technologies on customers, markets and the economy. Dr. Canton is the author of
Technofutures: How Leading- Edge Technology Will Transform Business in the 21st Century. Dr. Canton has been an advisor to the White House Science and Technology Office since September 1999 and has been guest host on CNN Financial News Network since May 1998, where he reports on the latest technology trends. Dr. Canton was named one of the top 21 speakers of the 21st Century by Successful Meetings Magazine. Dr. Canton graduated from Union Graduate School in 1981 with a Ph.D. in Business Systems. In 1973 Dr. Canton graduated from Franklin Pearce College in 1973 with a B.A. in Sociology.


ITEM 11.  EXECUTIVE COMPENSATION

     Summary Compensation Table - The following table sets forth certain information with respect to the annual and long-term compensation for the last three fiscal years of the Company's President and Chief Executive Officer and the Company's other executive officers (including former executive officers) whose total annual salary and bonus for 2000 exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                            Long-Term
                                                                           Compensation
                                             Annual Compensation              Awards
                                       --------------------------------    ------------
                                                           Other Annual     Securities     All Other
                                       Salary     Bonus    Compensation     Underlying    Compensation
Name and Principal Position     Year     ($)       ($)          ($)        Options/SARs       ($)
---------------------------     ----   -------   -------   ------------    ------------   ------------
Robert J. Kubbernus............ 2000   300,000        --          --         178,070         66.667
Chairman of the Board,          1999   180,000        --          --         600,000             --
Chief Executive Officer and     1998   180,000        --          --         350,000             --
President                       1997    45,000        --          --         200,000(1)          --

Peter Labrinos................. 2000   183,333   171,472          --          20,500             --
President, JAWZ Canada Inc.

Vijay Sachdeva................. 2000   100,000   132,272          --          12,500             --
Executive Vice President,
Professional Services

Riaz Mamdani................... 2000   200,000        --          --          20,000             --
Former Chief Financial Officer

Greg Surbey.................... 2000    91,333   107,015          --          34,200             --
Former Executive Vice
President, Global Sales

Ian Cumming.................... 2000   100,000    96,091          --          35,500             --
Former Executive Vice
President, Marketing

Tej Minhas..................... 2000   106,667    66,667          --          20,500             --
Former Chief Technical Officer

Option Grant Table - The following table sets forth certain information regarding options granted during the year ended December 31, 2000 by the Company to the Company's executive officers.


                                          OPTION/SAR GRANTS IN LAST YEAR

                                             Individuals Grants
                       -------------------------------------------------------------                   Potential Realizable Value at
                         Number of     Percent of Total                 Market Price                     Assumed Annual Rates of
                        Securities       Options/SARS      Exercise    of Securities                    Stock Price Appreciation For
                        Underlying        Granted to        or Base      Underlying                            Option Term (1)
                       Options/SARS      Employees in        Price      Options/SARs    Expiration     ----------------------------
   Name                Granted (#)        Fiscal Year       ($/sh)     On Grant Date       Date        5% ($)      20% ($)   0% ($)
   ----                ------------    ----------------    --------    -------------    ----------     ------      -------   ------
Robert Kubbernus.....     20,000            1.41%            2.56          2.56         Sep-01-04      11,034       23,762       --
Riaz Mamdani.........     20,000            1.41%            2.56          2.56         Sep-01-04      11,034       23,762       --
Peter Labrinos.......     20,500            1.44%              (2)           (2)               (2)     11,034       23,762       --
Vijay Sachdeva.......     12,500            0.88%              (3)           (3)               (3)      6,620       14,257       --
Bob Mahood...........     20,500            1.44%              (4)           (4)               (4)     11,034       23,762       --
Greg Surbey..........     34,200            2.41%              (5)           (5)               (5)     11,034       23,762       --
Ian Cumming..........     35,500            2.50%              (6)           (6)               (6)     11,034       23,762       --
Tej Minhas...........     20,500            1.44%              (7)           (7)               (7)     11,034       23,762       --


(1) Amounts represent hypothetical gains that could be achieved for options if exercised and sold at the end of the option term. These gains are based on assumed rates of stock price appreciation of 5% and 10% compounded annually from the date options are granted. Actual gains, if any, on stock option exercises will depend on the future performance of the Common Stock on the date on which the options are sold.

(2) Of the 20,500 options granted, 20,000 shares of common stock are exercisable at $2.56 per share for a period which expires on September 1,2004 and 500 shares of common stock are exercisable at $1.19 per share for a period which expires on November 21, 2002.

(3) Of the 12,500 options granted, 12,000 shares of common stock are exercisable at $6.75 per share for a period which expires on February 7, 2004 and 500 shares of common stock are exercisable at $1.19 per share for a period which expires on November 21, 2002.

(4) Of the 20,500 options granted, 20,000 shares of common stock are exercisable at $2.56 per share for a period which expires on September 1,2004 and 500 shares of common stock are exercisable at $1.19 per share for a period which expires on November 21, 2002.

(5) Of the 34,200 options granted, 20,000 shares of common stock are exercisable at $2.56 per share for a period which expires on September 1, 2004, 500 shares of common stock are exercisable at $1.19 per share for a period which expires on November 21, 2002 and 13,700 shares of common stock are exercisable at $1.00 per share for a period which expires on December 1, 2004.

(6) Of the 35,500 options granted, 20,000 shares of common stock are exercisable at $2.56 per share for a period which expires on September 1, 2004, 500 shares of common stock are exercisable at $1.19 per share for a period which expires on November 21, 2002 and 15,000 shares of common stock are exercisable at $4.25 per share for a period which expires on July 1, 2004.

(7) Of the 20,500 options granted, 20,000 shares of common stock are exercisable at $2.56 per share for a period which expires on September 1, 2004 and 500 shares of common stock are exercisable at $1.19 per share for a period which expires on November 21, 2002.

Year End Option Table - The following table sets forth certain information regarding options held as of December 31, 2000 by the Company's executive officers.

                 AGGREGATE OPTION/SAR EXERCISES IN LAST YEAR AND
                            YEAR-END OPTIN/SAR VALUES

                                                                   Number of Securities       Value of Unexercised In-
                                                                 Underlying Unexercised       the-Money Options/SARs
                         Shares Acquired on   Value Realized   Options/SARs FYear-Ended (#)       at FY-Ended (US$)
   Name                       Exercise              ($)          Exercisable/Unexercisable    Exercisable/Unexercisable
   ----                  ------------------   --------------   ---------------------------    -------------------------
Robert Kubbernus                  0                  0              350,000 Exercisable                   0
Robert Kubbernus                  0                  0              350,000 Exercisable                   0
Robert Kubbernus                  0                  0              250,000 Exercisable                   0
Robert Kubbernus                  0                  0             20,000 Unexercisable                   0
Riaz Mamdani                   100,000            268,000           100,000 Exercisable                   0
Riaz Mamdani                      0                  0              250,000 Exercisable                   0
Riaz Mamdani                      0                  0              250,000 Exercisable                   0
Riaz Mamdani                      0                  0              200,000 Exercisable                   0
Riaz Mamdani                      0                  0             20,000 Unexercisable                   0
Peter Labrinos                    0                  0              27,880 Exercisable                    0
Peter Labrinos                    0                  0             20,000 Unexercisable                   0
Peter Labrinos                    0                  0               500 Unexercisable                    0
Vijay Sachdeva                    0                  0              12,000 Exercisable                    0
Vijay Sachdeva                    0                  0               500 Unexercisable                    0
Bob Mahood                        0                  0              35,000 Exercisable                    0
Bob Mahood                        0                  0             20,000 Unexercisable                   0
Bob Mahood                        0                  0               500 Unexercisable                    0
Greg Surbey                       0                  0             13,700 Unexercisable                   0
Greg Surbey                       0                  0             20,000 Unexercisable                   0
Greg Surbey                       0                  0               500 Unexercisable                    0
Ian Cumming                       0                  0             15,000 Unexercisable                   0
Ian Cumming                       0                  0             20,000 Unexercisable                   0
Ian Cumming                       0                  0               500 Unexercisable                    0
Tej Minhas                     29,333              0(2)             29,333 Exercisable                    0
Tej Minhas                        0                  0              25,000 Exercisable                    0
Tej Minhas                        0                  0             20,000 Unexercisable                   0
Tej Minhas                        0                  0               500 Unexercisable                    0


(1) Value is based on the closing sales price of the Company's Common Stock on December 29, 2000 ($0.47), the last trading day of the Company's 2000 fiscal year, less the applicable option exercise price. None of the unexercised options were In-the-Money at the Company's fiscal year-end.

(2) 29,333 options were exercised at a price of $0.37 per share but none were sold.

ITEM 12.  STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information, as of March 31, 2001, with respect to any person (including any "group," as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) who is known to the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities, and as to those shares of the Company's equity securities beneficially owned by each of its directors, the executive officers of the Company and all of its directors and executive officers as a group. Unless otherwise specified in the table below, such information, other than information with respect to the directors and officers of the Company, is based on a review of statements filed, with the Securities and Exchange Commission (the "Commission") pursuant to Sections 13(d), 13(f), and 13(g) of the Exchange Act with respect to the Company's Common Stock. As of March 31, 2001, there were 58,601,266 shares of Common Stock outstanding, 1,614,821 shares of Common Stock reserved for issuance to holders of JAC exchangeable shares and 3,213,220 shares of Common Stock reserved for issuance to holders of JACC exchangeable shares.

    The number of shares of Common Stock beneficially owned by each person is determined under the rules of the Commission and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which such person has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days after March 31, 2001 through the exercise of any stock option, warrant or other right. Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

NAME AND ADDRESS OF BENEFICIAL OWNER (1)                       NUMBER OF SHARES                     PERCENT OF
                                                               BENEFICIALLY OWNED                   CLASS (13)
                                                               ------------------                   -----------
Robert J. Kubbernus (2)                                            2,717,250                     4.6%
Julia L. Johnson (3)                                                305,408                      0.5%
Arthur Wong (4)                                                     313,208                      0.5%
Riaz Mamdani (5)                                                   1,514,422                     2.6%
Dr. James Canton (6)                                                200,000                      0.3%
John S. Burns (7)                                                   200,000                      0.3%
Raghu Kilambi (8)                                                   50,000                         -
Robert Mahood (9)                                                   388,105                      0.7%
Peter Labrinos (10)                                                 402,920                      0.7%
Greg Surbey                                                          5,900                         -
All directors and executive officers as a group (10
persons)                                                                                         10.4%

Thomson Kernaghan & Co. Limited (11)
365 Bay Street, 10th floor                                         2,975,371                     5.1%
Toronto, Ontario
Canada M5H 2V2
CALP II Limited Partnership(12)
c/o Forum Fund Services                                            9,881,835                     16.8%
Washington Mall, 3rd Floor
Church Street, Hamilton HM11, Bermuda

(ALL FIGURES AND PRICES HEREIN DESCRIBED ARE AS OF MARCH 31, 2001 AND ARE PRE-REVERSE SPLIT.)
---------------
(1) Unless otherwise stated, the business address of each of the stockholders named in the table is C/O JAWZ Inc., Suite 400, 630-8th Ave. SW, Calgary, Alberta T2P 1G6. Except as otherwise indicated, to our knowledge, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.
(2) Includes 350,000 shares issuable upon the exercise of options exercisable at $0.48 per share until July 23, 2002. Includes 350,000 shares issuable upon the exercise of options exercisable at $1.50 per share until December 31, 2002. Includes 250,000 shares upon the exercise of options exercisable at $1.88 per share until December 31, 2002. Includes 350,000 shares issuable upon the exercise of options exercisable at $0.34 per share until January 8, 2005.

(3) Includes 150,000 shares issuable upon the exercise of options exercisable at $0.48 per share until December 31, 2003.

(4) Includes 200,000 shares issuable upon the exercise of options exercisable at $0.48 per share until December 31, 2003.

(5) Includes 250,000 shares issuable upon the exercise of options exercisable at $0.87 per share until December 31, 2002. Includes 200,000 shares issuable upon the exercise of options exercisable at $1.50 per share until December 31, 2002. Includes 250,000 shares issuable upon the exercise of options exercisable at $1.88 per share until December 31, 2002. Includes 300,000 shares issuable upon the exercise of options at $0.34 per share until January 8, 2005.

(6) Includes 200,000 shares issuable upon the exercise of options exercisable at $3.28 per share until December 31, 2003.

(7) Includes 200,000 shares issuable upon the exercise of options exercisable at $5.88 per share until December 31, 2003.

(8) Includes 50,000 shares issuable upon the exercise of options exercisable at $0.44 per share until December 31, 2003.

(9) Includes 35,000 shares issuable upon the exercise of options exercisable at $2.72 per share until November 1, 2003. Includes 176,905 exchangeable shares in Jaws Acquisition Corp., a wholly owned subsidiary of JAWZ Inc. Each exchangeable share is exchangeable for one share of JAWZ Common Stock as well as 176,200 exchangeable warrants in Jaws Acquisition Corp. which are exerciseable for one common shares of JAWZ capital stock.

(10) Includes 27,880 shares issuable upon the exercise of options exercisable at $2.69 per share until December 31, 2003 and 73,035 exchangeable shares in Jaws Acquisition Canada Corp. ("JACC"), a wholly owned subsidiary of JAWZ Inc. Each JACC exchangeable share is exchangeable for one share of JAWZ Common Stock.

(11) Includes 276,466 shares of Common Stock issuable upon the exercise of warrants.

(12) Includes 2,800,000 shares of Common Stock issuable upon the exercise of adjustable warrants. Includes 300,000 shares of Common Stock issuable upon the exercise of warrants. The General Partner of CALP II is VMH Management Ltd., a private Ontario corporation which has the voting and investment power over the shares beneficially owned by CALP II Limited Partnership. The directors and officers of VMH Management Ltd., are Mark Valentine, Ian McKinnon and Stephen Hicks.

(13) Percent of Ownership is calculated in accordance with the Securities and Exchange Commission's Rule 13d -3(d)(1).

                      REPORT OF THE COMPENSATION COMMITTEE

     The Compensation Committee of the Company's board of directors, which is currently comprised of three non-employee directors, Julia L. Johnson and Arthur Wong, and John Burns, are responsible for determining the compensation and benefit packages of each executive officer and recommending it to the Company's board of directors.

    The Compensation Committee sets the compensation for executive officers and establishes compensation policies for the Company's Chief Executive Officer and all other executive officers of the Company. Certain decisions of the Compensation Committee are subject to approval of the Company's board of directors.

     The Company's executive compensation program is designed to promote the achievement of the Company's business goals, and, thereby, to maximize corporate performance and stockholder returns. Executive compensation consists of a combination of base salary and stock-based incentives. The Compensation Committee considers stock incentives to be a critical component of an executive's compensation package in order to help align executive interests with stockholder's interests.


COMPENSATION PHILOSOPHY

     The objective of the executive compensation program is to align compensation with business objectives and individual performance, and to enable the Company to attract, retain and reward executive officers who are expected to contribute to the long-term success of the Company. The Company's executive compensation philosophy is based on the principles of competitive and fair compensation and sustained performance.


Competitive and Fair Compensation

    The Company is committed to providing an executive compensation program that helps attract and retain highly qualified executives. To ensure that compensation is competitive, the Company compares its compensation practices with those of other companies in the industry and sets its compensation guidelines based on this review. The Company believes compensation for its executive officers is within the range of compensation paid to executives with comparable qualifications, experience and responsibilities in the same or similar businesses and of comparable size and success. The Company also strives to achieve equitable relationships both among the compensation of individual officers and between the compensation of officers and other employees throughout the organization.


Sustained Performance

    Executive officers are rewarded based upon corporate performance and individual performance. Corporate performance is evaluated by reviewing the extent to which strategic and business plan goals are met, including such factors as achievement of operating budgets, timely development and commercial introduction of new processes and products, establishment of strategic licensing and development alliances with third parties and performance relative to competitors. Individual performance is evaluated by reviewing attainment of specified individual objectives and the degree to which teamwork and Company values are fostered.

    In evaluating each executive officer's performance, the Company generally conforms to the following process:

     - Company and individual goals and objectives are established at the beginning of the performance cycle.

     - At the end of the performance cycle, the accomplishments of the executive's goals and objectives and his contributions to the Company are evaluated.

     - The executive's performance is then compared with peers within the Company and the results are communicated to the executive.

     - The comparative results, combined with comparative compensation practices of other companies in the industry, are then used to determine salary and stock compensation levels.

     Annual compensation for the Company's executives generally consists of a base salary and from time to time, the Committee may consider the granting of stock options and the payment of cash bonuses based upon performance in a particular year.

     The salary for executives is generally set by reviewing compensation for competitive positions in the market and the historical compensation levels of the executives. Increases in annual salaries are based on actual corporate and individual performance against targeted performance and various subjective performance criteria. Targeted performance criteria vary for each executive based on his area of responsibility, and may include achievement of the operating budget for the Company as a whole or of a business group of the Company, continued innovation in development and commercialization of the Company's technology and products, timely development and commercial introduction of new products or processes, implementation of financing strategies and establishment of strategic licensing and development alliances with third parties. Subjective performance criteria include an executive's ability to motivate others, develop the skills necessary to grow as the Company matures, recognize and pursue new business opportunities and initiate programs to enhance the Company's growth and success. The Committee does not use a specific formula based on these targeted performance and subjective criteria, but instead makes an evaluation of each executive officer's contributions in light of all such criteria.

    Compensation at the executive officer level also includes the long-term incentives afforded by stock options. The stock option program is designed to promote the identity of long-term interests between the Company's employees and its shareholders and assist in the retention of executives. The size of option grants is generally intended to reflect the executive's position with the Company and his contributions to the Company, including his success in achieving the individual performance criteria described above. All stock options granted to executive officers in 2000 were granted at fair market value on the date of grant. During 2000, the executive officers of the Company received options to purchase an aggregate of 183,700 shares of Common Stock, at a weighted average exercise price of $ 1.52 per share.


Base Salaries

     The base salaries of the Company's executive officers have been set by reviewing compensation for competitive positions in the market and the historical compensation levels of such executives. The employment status between the Company and Mr. Kubbernus is described more fully under "Certain Relationship and Related Transactions."


Compliance with Internal Revenue Code Section 162(m)

     Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), enacted in 1993, generally disallows a tax deduction to public companies for compensation over $1 million paid to the corporation's Chief Executive Officer and four other most highly compensated executive officers. Qualifying performance compensation will not be subject to the deduction limit if certain requirements are met. The Company intends to structure the performance-based portion of the compensation of its executive officers (which currently consists of stock option grants and performance based bonuses described above), in a manner that complies with the new statute to mitigate any disallowance of deductions.

                                        Compensation Committee

                                        Julie L. Johnson
                                        Arthur Wong
                                        John Burns, Q.C.

          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The current members of the compensation committee are Ms. Johnson , Mr. Wong, and John Burns, Q.C.. None of Ms. Johnson, Mr. Burns nor Mr. Wong were at any time during 2000, or formerly, an officer or employee of the Company or any subsidiary of the Company, nor has any member of the compensation committee had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K under the Exchange Act.


                          COMPARATIVE STOCK PERFORMANCE

     The comparative stock performance graph below compares the cumulative stockholder return on the Common Stock of the Company for the period from January 27, 1997 through the year ended December 31, 2000 with the cumulative total return on (i) the Nasdaq Composite Index (the "Nasdaq Index"), and (ii) the Amex Computer Index (assuming the investment of $100 in the Company's Common Stock (at the initial public offering price), the Nasdaq Index and the Amex Computer Index on January 27, 1997 and reinvestment of all dividends).

     Measurement points are on February 10, 1998, June 30, 1998, December 31, 1998 and the last trading day in June and December for the years ended December 31, 1998, December 31, 1999, and December 31, 2000.

                          JAWZ     NASDAQ COMPUTER INDEX     AMEX COMPUTER INDEX
                         ------    ---------------------     -------------------
Feb 10, 1998             100.00             100.00                 100.00
Jun 30, 1998              60.00             111.00                 111.00
Dec 31, 1998              42.00             128.00                 157.00
Jun 30, 1999             213.00             157.00                 195.00
Dec 31, 1999             756.00             238.00                 274.00
Jun 30, 2000             425.00
Dec 31, 2000              46.90

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS PROMOTERS

    Robert J. Kubbernus, the Chairman of the Board, Chief Executive Officer and President of the Company and Bankton Financial Corporation, a company which provides business and lending advisory services controlled by Robert Kubbernus, are the promoters of the Company and JAWZ Canada, a wholly-owned subsidiary of the Company. Bankton Financial Corporation was a founding shareholder in the Company and beneficial ownership of any shares of the Company owned by Bankton Financial Corporation are attributed to Mr. Kubbernus. From January 1, 2000 up to and including December 31, 2000, the Company paid Mr. Kubbernus $300,000, for his services. Until January 1, 2000 the Company did not pay Mr. Kubbernus directly for his services, but rather paid directly to Bankton Financial Corporation $180,000 per year for Mr. Kubbernus' services. Bankton and Robert Kubbernus were also founding shareholders of JAWZ Canada and received shares in the common stock of e-biz, in consideration for their shares of JAWZ Canada. Robert Kubbernus and Bankton Financial Corporation each subscribed for shares of the common stock of JAWZ Canada and paid consideration equal to $0.01 per share for these shares. As described below, on February 10, 1998, Mr. Kubbernus received 315,000 shares in the common stock of e-biz (now named JAWS Technologies, Inc., a Nevada corporation) worth $315,000 and Bankton Financial Corporation received 322,000 shares in the common stock of e-biz worth $322,000, in each case in connection with the acquisition of JAWZ Canada.


PURCHASE OF JAWZ CANADA

    On February 10, 1998, when the Company was still known as e-biz, the Company entered into an agreement with the shareholders of JAWZ Canada to purchase all of the 1,000 issued and outstanding shares of JAWZ Canada for 1,500,000 restricted shares of e-biz. Pursuant to this agreement, the following people received common stock of e-biz, in consideration for their shares of JAWZ Canada, as follows:

JAWZ Canada Shareholder                          Number of E-Biz Shares Received
-----------------------                          -------------------------------
Robert Kubbernus                                             315,000
Bankton Financial Corporation(1)                             322,000
Chell McNeill, Inc.(2)                                       637,000

-----------------
(1) Robert Kubbernus is the controlling shareholder of Bankton Financial Corporation.
(2) Cameron Chell, who resigned as a director of JAWS on November 30, 1999, is the controlling shareholder of Chell McNeill, Inc.


TRANSACTIONS WITH THOMSON KERNAGHAN

    As of March 31, 2001, Thomson Kernaghan is the holder of 2,975,371 shares of the Company's common stock, representing 5.1% of the issued and outstanding shares of common stock of the Company (3.2% on a fully diluted basis).

    Since December 13, 2000, JAWZ has borrowed $4,195,000 USD from Thomson Kernaghan & Co. Limited ("TK") and has issued promissory notes as follows:

DATE                                                       AMOUNT
----                                                     ----------
December 13, 2000                                        $1,000,000
January 26, 2001                                         $1,000,000
February 14, 2001                                          $400,000
February 27, 2001                                          $945,000
March 15, 2001                                             $850,000

     It was a term of the March 15, 2001 promissory note that JAWZ and TK enter into a secured loan agreement providing security for the total amount of $4,195,000 borrowed. On March 29, 2001, JAWZ and TK executed a loan agreement and security agreement (the "Agreements") charging all of the property and assets of JAWZ. Under the terms of the Agreements JAWZ can borrow up to $7.5 million dollars plus placement fees. To date, JAWZ has given consideration for $165,000 in placement fees.

     Pursuant to the terms of a placement agency between the Company and Thomson Kernaghan, dated February 15, 2000, in connection with the private placement of 588,238 Units of the Company, each Unit consisting of one share of common stock and one warrant to purchase one-half share of common stock for $6.50 per share, at $4.25 per Unit (the "February Canadian Agency Agreement"), Thomson Kernaghan received a sales commission of 7% of the offering and a 3% financial advisory fee (an aggregate of $250,001). Also pursuant to the February Canadian Agency Agreement, Thomson Kernaghan also received 58,824 warrants, each warrant exercisable for one share of common stock at an exercise price of $4.25 per share.

     Pursuant to the terms of a placement agency agreement between the Company and Thomson Kernaghan, dated December 31, 1999, in connection with the private placement of 2,176,418 Units of the Company, each Unit consisting of one share of common stock and one warrant to purchase one-half share of common stock for $6.50 per share, at $4.25 per Unit (the "Canadian Agency Agreement"), Thomson Kernaghan received a sales commission of 7% of the offering and a 3% financial advisory fee (an aggregate of $924,977). Also pursuant to the Canadian Agency Agreement, Thomson Kernaghan also received 217,642 warrants, each warrant exercisable for one share of common stock at an exercise price of $4.25 per share.

     In addition, Thomson Kernaghan and the Company have entered into a consulting agreement effective July 1, 1999 pursuant to which Thomson Kernaghan provides advisory services to the Company, including without limitation, advising on business and financial matters. The consulting agreement terminates on June 30, 2000 unless it is extended by mutual agreement thereafter. Under the terms of the consulting agreement, the Company has agreed to pay Thomson Kernaghan the lesser of (i) 7,500 shares of the Company's common stock; and (ii) that number of shares of the Company's common stock equal to $25,000 divided by 95% of the average price of the Company's common stock for each calendar month over the year of the agreement. Payments under the consulting agreement are to be made semi-annually, with the final payment being on June 30, 2000. In addition, the Company has agreed to pay Thomson Kernaghan a fee of 2% of the gross value of any merger and acquisition transaction in which Thomson Kernaghan advises the Company.

     On September 25, 1998, the Company entered into a $2,000,000, 10% Convertible Debenture Agreement with Thomson Kernaghan that included 1,428,572 warrants to purchase 1,428,572 common shares at $0.28 per common share. On April 27, 1999, the Company and Thomson Kernaghan amended the debenture agreement, increasing the principal amount of the convertible debentures to $5,000,000. Subsequently, a total of $1,520,000 was advanced pursuant to the amended debenture agreement.

     On November 17, 1999, the Company and Thomson Kernaghan executed a Debenture Acquisition Agreement Amendment and Settlement Agreement (the "Settlement Agreement") in order to settle the outstanding obligations of the parties. The Settlement Agreement settles the conversion terms of the $1,520,000 advanced under the amended debenture agreement and the exercise of outstanding warrants issued under the amended debenture agreement and terminates all further obligations related to the amended debenture agreement.

     Debentures issued pursuant to the amended debenture agreement were converted to 5,127,672 shares of the Company's common stock and warrants were exercised for the issuance of 2,180,220 shares in the Company's common stock on November 23, 1999.


CONSULTING FEES

     As of September 25, 1999, the Company paid Bankton Financial Corporation, a company controlled by Mr. Kubbernus, a consulting fee of $180,000 for services rendered to the Company by Mr. Kubbernus. Mr. Kubbernus and Bankton Financial Corporation are shareholders and promoters of the Company and continue to direct and promote the company's future development. Robert J. Kubbernus has been employed directly by the Company JAWZ effective January 1, 2000, pursuant to an employment contract paying $300,00 USD per annum. As of January 1, 2001, Mr. Kubbernus has returned to acting as a consultant for the Company. Mr. Kubbernus is being paid $300,000 per annum for his consulting services. The consulting fee will be paid through the issuance of shares of the Company's capital stock for half the value of his services and cash for the balance of his services. On April 27th, 2001, the Company registered 300,000 shares to be issued to Mr. Kubbernus.

     As of January 1, 2001, Mr. Riaz Mamdani became a consultant with the Company. Pursuant to the consulting agreement, Mr. Mamdani is being paid $200,000 per annum for his consulting services. The consulting fee will be paid through the issuance of shares of the Company's capital stock for half the value of his services and cash for the balance of his services. On April 27th, 2001, the Company registered 200,000 shares to be issued to Mr. Mamdani.


LEASE OF PREMISES

     The Company entered into an agreement to lease premises from Shelbourne Place Holding Corp. ("Shelbourne"), pursuant to which the Company is renting approximately 10,000 square feet of commercial space and is obligated to pay Shelbourne $95,600 per annum, plus operating costs of approximately $42,000 per annum, for a five-year term commencing November 1, 1998. Riaz Mamdani, who was a director and Chief Financial Officer of the Company, owns a majority of the shares of Shelbourne. The Company also entered into a lease with Thorburn Capital Corp., pursuant to which the Company is renting approximately 15,000 sq. feet of commercial space and a lease with e Supplies (Alberta) Ltd., under which the Company is renting 12,000 sq. ft. Riaz Mamdani, who was a director and Chief Financial Officer of the Company, owns a majority of the shares of Thorburn and is a director and officer of eSupplies.


PROVISION OF STATIONERY AND OFFICE SUPPLIES

     Mr. Mamdani is a director of eSupplies, a stationery and office supplies company. Until recently, the Company purchased all of its stationery and office supplies from eSupplies at prices paid by non-related parties in arm's-length transactions.


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
==================================================================================================

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of April, 2001.

                                            JAWZ INC.


Date:  April 30, 2001                       By: /s/ Robert J. Kubbernus
                                                --------------------------------
                                                Robert J. Kubbernus, Chairman of
                                                the Board, Chief Executive
                                                Officer, President and Director


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

                Signature                                   Title                            Date
                ---------                                   -----                            ----
/s/ Robert J. Kubbernus                     Chairman of the Board, Chief               April 30,2001
------------------------                    Executive Officer, President and
Robert J. Kubbernus                         Director
                                            (Principal Executive Officer)


/s/ Julia L. Johnson                        Director                                   April 30,2001
-----------------------------
Julia L. Johnson


/s/ James Canton                            Director                                   April 30, 2001
-----------------------------
James Canton


/s/ John S. Burn                            Director                                   April 30, 2001
-------------------------------
John S. Burns


/s/ Arthur Wong                             Director                                   April 30,2001
----------------
Arthur Wong

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

23.2      Consent of Ernst & Young LLP

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