Form 10-Q
period 2001-03-31
JAWZ INC
filed 2001-05-15
CIK 1061261

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2001
                                 --------------

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                             to
                               ---------------------------    -----------------

                        Commission file number: 000-27407
                                                ---------

                                    JAWZ Inc.
                -------------------------------------------------
               (Exact name of registrant as specified in charter)


      Delaware                                              98-16701
--------------------------------                  ------------------------------
(State of Other Jurisdiction of                   (I.R.S. Employer
Incorporation or Organization)                    Identification No.)

          12 Concorde Gate, Suite 900, Toronto, Ontario, Canada M3C 3N6
          -------------------------------------------------------------
                    (Address of principal executive offices)

                                   (Zip Code)

                                 1-403-508-5055
               --------------------------------------------------
              (Registrant's telephone number, including area code)

                             JAWS Technologies, Inc.
         ------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X       No
    -----       ------

     The number of shares of the Registrant's common stock par value $0.001 per share (the "Common Stock"), outstanding as of May 9, 2001 was 7,301,091 shares (post consolidation).

                         PART I - FINANCIAL INFORMATION


                                EXPLANATORY NOTE

     THIS FORM 10-Q CONTAINS PREDICTIONS, PROJECTIONS AND OTHER STATEMENTS ABOUT THE FUTURE THAT ARE INTENDED TO BE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (COLLECTIVELY, "FORWARD-LOOKING STATEMENTS"). FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. A NUMBER OF IMPORTANT FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE THE INABILITY TO SUCCESSFULLY DEVELOP AND COMMERCIALIZE PRODUCTS, THE COMPANY'S LIMITED OPERATING HISTORY AND CONTINUING OPERATING LOSSES, RECENT AND POTENTIAL DEVELOPMENT STRATEGIC ALLIANCES, THE OUTCOME OF PENDING LITIGATION, THE IMPACT OF ACQUISITIONS, ESTABLISHING AND MAINTAINING EFFECTIVE DISTRIBUTION CHANNELS, IMPACT AND TIMING OF LARGE ORDERS, PRICING PRESSURES IN THE MARKET, THE COMPANY'S LIQUIDITY AND CAPITAL RESOURCES, SYSTEMS FAILURES, TECHNOLOGICAL CHANGES, VOLATILITY OF SECURITIES MARKETS, GOVERNMENT REGULATIONS, AND ECONOMIC CONDITIONS AND COMPETITION IN THE GEOGRAPHIC AND THE BUSINESS AREAS WHERE WE CONDUCT OUR OPERATIONS. IN ASSESSING FORWARD-LOOKING STATEMENTS CONTAINED IN THIS INTERIM REPORT ON FORM 10-Q, READERS ARE URGED TO READ CAREFULLY ALL CAUTIONARY STATEMENTS - INCLUDING THOSE CONTAINED IN OTHER SECTIONS OF THIS FORM 10-Q AND THE COMPANY'S FORM 10KA FILED ON APRIL 30, 2001.


ITEM 1. FINANCIAL STATEMENTS
(see next page)

                                                    JAWZ INC.
                                           CONSOLIDATED BALANCE SHEETS
                                   (All amounts are expressed in U.S. dollars)
                                       (See Note 1 - Basis of presentation)


AS AT                                                               MARCH 31,         DECEMBER 31,
                                                                       2001              2000
                                                                        $                 $
                                                                    -----------       ----------
                                                                    (Unaudited)

ASSETS (NOTE 7)
CURRENT
Cash and cash equivalents                                                78,769          335,901
Accounts receivable  (Note 3)                                         1,569,720        3,193,198
Prepaid expenses and deposits                                           332,555          277,934
Deferred charges                                                        177,001          177,230
Due from related parties   (Note 9)                                     449,225          499,569
                                                                     ----------       ----------
Total Current Assets                                                  2,607,269        4,483,832
                                                                     ==========       ==========
Equipment and leasehold improvements, net   (Note 5)                  3,597,564        3,685,308
Intangible assets  (Note 6)                                           2,912,995        3,417,672
Long term investments  (Note 4)                                       3,545,924        4,107,096
                                                                     ----------       ----------
Total Assets                                                         12,663,752       15,693,908
                                                                     ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT
Accounts payable and accrued liabilities                              4,619,034        5,033,400
Current portion of capital lease obligations payable                     94,150           97,972
Deferred revenues                                                       486,546          326,738
Due to related parties  (Note 9)                                        265,006          176,405
Lease inducement                                                        216,775          240,480
Promissory notes                                                             --        2,790,030
Secured Loan (Note 7)                                                 4,195,000               --
Loans from related parties (Note 7)                                     365,000               --
                                                                     ----------       ----------
Total Current Liabilities                                            10,241,512        8,665,025
                                                                     ----------       ----------
Capital lease obligations payable                                       250,820          286,983
                                                                     ----------       ----------
Total Liabilities                                                    10,492,332        8,952,008
                                                                     ==========       ==========
Commitments & Contingencies (Notes 1 and 14)

STOCKHOLDERS' EQUITY
Authorized
 95,000,000 common shares at $0.001 par value
        5,000,000 preferred shares at $0.001 par value
OUTSTANDING:
6,145,656 common shares issued and fully paid (December 31, 2000 - 4,185,299 adjusted for share consolidation)
Common stock issued and paid-up                                          61,456           41,853
Additional paid in capital   (Note 8)                                67,646,498       63,535,271
Cumulative translation adjustment                                       437,930         (548,003)
Deficit                                                             (65,974,464)     (56,287,221)
                                                                    -----------       ----------
                                                                      2,171,420        6,741,900
                                                                    -----------       ----------
                                                                     12,663,752       15,693,908
                                                                     ==========       ==========

The accompanying notes are an integral part of these financial statements

                                    JAWZ INC.
       CONSOLIDATED STATEMENTS OF LOSS AND DEFICIT AND COMPREHENSIVE LOSS
                   (all amounts are expressed in U.S. dollars)

                                                                        THREE MONTHS ENDED
                                                                     ---------------------------
                                                                      MARCH 31,       March 31,
                                                                        2001             2000
                                                                          $                $
                                                                     (UNAUDITED)     (Unaudited)
                                                                     -----------     -----------
REVENUE (NOTE 9)
Consulting revenue                                                    1,381,058          295,044
Product Revenue                                                         778,628          251,641
Other income                                                             39,317               --
                                                                     ----------       ----------
Total Revenue                                                         2,199,002          546,685
                                                                    ===========      ===========

OPERATING EXPENSES
Cost of sales                                                         2,056,099          178,141
Advertising and promotion                                               194,976          475,166
Bad Debts                                                               143,759               --
Selling, General and administration  (Note 9)                         6,449,862        3,117,661
                                                                     ----------       ----------
Total Operating expenses                                              8,844,696        3,770,968
                                                                    ===========      ===========

Operating loss before depreciation and amortization                  (6,645,694)      (3,224,283)
Depreciation                                                            279,939           61,825
Amortization                                                            351,770        1,001,440
                                                                     ----------       ----------
OPERATING LOSS                                                       (7,277,403)      (4,287,548)
                                                                     ----------       ----------
Interest income                                                              --         (105,297)
Interest expense, financing fees and debt discount                      124,734           13,365
Foreign exchange loss/(gain)                                          1,297,817         (175,565)
Loss on impairment of investment (Note 4)                               987,289               --
                                                                     ----------       ----------
NET LOSS FOR THE PERIOD                                              (9,687,243)      (4,020,051)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment                                 985,933         (171,199)
COMPREHENSIVE LOSS                                                   (8,701,310)      (4,191,250)
                                                                     ----------       ----------
DEFICIT, BEGINNING OF PERIOD                                        (56,287,221)     (10,380,917)
                                                                     (9,687,243)      (4,020,051)
                                                                     ----------       ----------
Net loss for the period
DEFICIT, END OF PERIOD                                              (65,974,464)     (14,400,968)
                                                                    ===========      ===========

NET LOSS PER COMMON SHARE  (NOTE 10)                                      (1.58)           (1.40)
                                                                    ===========      ===========

The accompanying notes are an integral part of these financial statements.

                                    JAWZ INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (all amounts are expressed in U.S. dollars)

                                                                       THREE MONTHS ENDED
                                                                     ----------------------------
                                                                       MARCH 31,      March 31,
                                                                         2001            2000
                                                                          $               $
                                                                     (UNAUDITED)     (Unaudited)
                                                                     -----------     ------------
NET CASHFLOWS FROM OPERATING ACTIVITIES                              (4,053,802)      (3,401,889)
                                                                     ----------       ----------
CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of equipment and leasehold improvements                       (382,504)        (411,967)
Cash acquired on purchases of subsidiaries                                   --          182,532
Acquisitions of long term investments                                        --           20,000)
                                                                     ----------       ----------
                                                                       (382,504)        (249,435)
                                                                     ----------       ----------

CASH FLOWS GENERATED BY FINANCING ACTIVITIES
Proceeds from the issuance of common stock, net of issue costs          714,189        3,684,229
Secured loan received                                                 3,099,985               --
Related party loans received                                            365,000               --
                                                                     ----------       ----------
                                                                      4,179,174        3,684,229
                                                                     ----------       ----------

INCREASE/(DECREASE) IN CASH                                            (257,132)          32,905
Cash and cash equivalents, beginning of period                          335,901        8,430,701
                                                                     ----------       ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                 78,769        8,463,606
                                                                     ----------       ----------

The accompanying notes are an integral part of these financial statements.

               As at March 31, 2001 (Unaudited), December 31, 2000 and for the three months ended March 31, 2001 and 2000 (unaudited).

1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

JAWZ Inc., (the "Company") was incorporated on January 27, 1997 under the laws of the State of Nevada. During the year, it changed its name to JAWZ Inc. (formerly JAWS Technologies, Inc.) and migrated to the State of Delaware where it is now subject to corporate laws of Delaware.

The Company provides e-security services. The Company assists in removing the burden of information risk management for its customers by providing products and services that cover the entire e-security market (from assessment to implementation to monitoring), via its three divisions, Security Products, Professional Security Services and Managed Security Services. The Company targets six key market verticals: governments, cyber crime and forensics, healthcare, financial services, e-commerce, and the telecom markets. The Company's international headquarters is located in Toronto, Canada with offices in Calgary, Burlington and Ottawa, Canada, New Jersey , Florida and Chicago, USA.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. The Company has experienced significant losses and negative cash flows from operations since inception and, as of March 31, 2001, has an accumulated deficit of $65,974,464 and a working capital deficiency of $7,634,243. Such losses are attributable to both cash losses and losses resulting from costs incurred in the development of the Company's services and infrastructure and non-cash interest and amortization charges. The Company's continuation as a going concern is dependent on its ability to generate positive cash flow from operations, to meet its obligations on a timely basis and to obtain additional financing as may be required, and ultimately to attain successful operations. However, no assurance can be given at this time as to whether the Company will achieve any of these conditions. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to the carrying values and classifications of recorded asset or liability amounts that might be necessary should the Company be unable to continue as a going concern.

Additional funding will be required to maintain continuing operations. Management intends to seek additional financing through future private or public offerings of stock, or other instruments (such as debt) as required, or sale of divisions of the Company. Management is concurrently pursuing a plan to generate positive cash flow from operations that includes (but is not limited to) eliminating unprofitable business lines, reducing overhead costs, closing unprofitable office locations, flattening its organizational structure, and downsizing its work force to better match short term revenue opportunities and industry standards. Some additional financing has been arranged subsequent to the end of the quarter. (see note 15).

2.   SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements as of March 31, 2001 and for the three months ended March 31, 2001 and March 31, 2000 have been prepared on substantially the same basis as the Company's annual consolidated financial statements and should be read in conjunction with the Company's Annual Report on Form 10-K as amended for the year ended December 31, 2000. These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, the unaudited interim consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for those periods and the financial condition at those dates. The consolidated results for the interim periods are not necessarily indicative of results to be expected for the full year.

3.   ACCOUNTS RECEIVABLE

Accounts Receivable are recorded net of an allowance for doubtful accounts of $1,657,702 (Dec. 31, 2000 $1,608,621).

4.   INVESTMENTS

Investments consist of the following:

                                                                    MARCH 31,       DECEMBER 31,
                                                                       2001             2000
                                                                   (UNAUDITED)
                                                                        $                 $
                                                                   ------------     ------------
(a)   e-Financial Depot Inc. (common shares)                           810,859         1,266,848
(b)   Cobratech Industries Inc. (common shares)                         20,000            20,000
(c)   Iconix Canada Inc. (common shares)                               531,300         1,062,600
(d)   CU Connection Ltd. (convertible debenture)                     2,122,244         1,757,648
(e)   Javien Inc. (convertible debenture)                            61,521                   --
                                                                     ---------         ---------
                                                                     3,545,924         4,107,096
                                                                     =========         =========

(a) On December 12, 2000 the Company received 2,384,880 shares of common stock of e-Financial Depot Inc. in settlement of an account receivable of $2,146,392. e-Financial Depot Inc. is a publicly traded entity in which a director is also a director and officer of the Company. At December 31, 2000 the investment was assessed as permanently impaired and was been written down by $879,544 to its estimated fair market value of $1,266,848. At March 31, 2001 the investment was again assessed as permanently impaired and has been written down by $455,989 to its estimated fair market value of $810,859.

(b) On January 6, 2000, the Company exercised its option to purchase 2,000,000 (25%) of Cobratech Industries Inc common shares for $20,000. Following an acquisition of Cobratech by CTI Diversified Holdings Inc the Company now holds 1,051,368 common shares of CTI which is less than 20%. The Company granted CTI the exclusive right to market and sell the Company's products in Asia for a four year period commencing on October 19, 1999. The Company will receive a 25% royalty on all products sold by CTI. No royalties have been received to date. The investment has been recorded at cost which approximates fair value.

(c) On December 29, 2000, the Company acquired 130,762 common shares of Iconix Canada Inc. together with an option to purchase 51,000 additional shares, in exchange for 2,000,000 common shares of the Company valued at $1,062,600. Iconix is an entity whose majority shareholder is also a majority shareholder of the Company. As at December 31, 2000 a director of the Company is the sole director of Iconix. As at March 31, 2001 the investment was assessed as impaired and was written down by $531,300 to its estimated fair market value of $531,300. This provision is subject to measurement uncertainty. The maximum potential loss could be as much as the full value of the investment.

(d) The convertible debenture of up to $2,335,000 was issued by CU Connection Ltd., a private Ontario Corporation ("CU Connect") as payment for services and fees provided by the Company. For additional consideration of $379,891, the Company may elect to convert the debenture into 51% of the outstanding common shares of CU Connect. The 10% debenture bears interest commencing immediately after the last day of the conversion period of a project the Company is delivering to CU Connect. To date $2,122,244 has been drawn on the debenture. This debenture is classified as being held to maturity and is recorded at cost.

(e) The convertible debenture of up to $61,521 was issued by Javien Inc., a private Corporation as payment for rent as part of a sublease agreement with the Company. The debenture bears interest at the simple rate of 8% per annum and has a maturity date of December 31, 2002. The Company may elect to convert the debenture into common shares of Javien Inc. at a per share value of the lower of $0.75 or the lowest effective price per share of any private placement or public financing completed by Javien during the period that the debenture is outstanding. This debenture is classified as being held to maturity and is recorded at cost.

5.   EQUIPMENT AND LEASEHOLD IMPROVEMENTS

                                                                   MARCH 31,        DECEMBER 31,
                                                                      2001              2000
                                                                  (UNAUDITED)
                                                                       $                 $
                                                                  ------------      ------------
Security equipment                                                     27,190             28,602
Furniture and fixtures                                                852,742            890,689
Computer hardware                                                   2,089,248          1,995,214
Computer software                                                     268,373            224,699
Leasehold improvements                                              1,444,742          1,395,556
                                                                    ---------          ---------
                                                                    4,682,295          4,534,760
                                                                    ---------          ---------

Less accumulated depreciation                                       1,084,731            849,452
                                                                    ---------          ---------
NET BOOK VALUE                                                      3,597,564          3,685,308
                                                                    =========          =========


6.  INTANGIBLE ASSETS

Intangible assets includes the cost of software licenses and goodwill and employee and consultants base acquired from recent acquisitions.


                                                             MARCH 31, 2001 (UNAUDITED)
                                                       -----------------------------------------
                                                                    ACCUMULATED        NET BOOK
                                                        COST        AMORTIZATION         VALUE
                                                          $              $                 $
                                                       ----------   ------------       ---------
Employee and consultants base                          13,117,111     10,287,638       2,829,473
Goodwill                                               13,117,111     13,117,111              --
Software licenses                                          95,232         11,710          83,522
                                                       ----------     ----------       ---------
                                                       26,329,454     23,416,459       2,912,995
                                                       ==========     ==========       =========

                                                                 DECEMBER 31, 2000
                                                       -----------------------------------------
                                                                      ACCUMULATED      NET BOOK
                                                          COST        AMORTIZATION       VALUE
                                                           $              $                $
                                                       -----------    ----------      ----------
Employee and consultants base                          13,736,598     10,411,798       3,324,800
Goodwill                                               13,736,598     13,736,598              --
Software licenses                                         100,182          7,310          92,872
                                                       ----------     ----------       ---------
                                                       27,573,378     24,155,706       3,417,672
                                                       ==========     ==========       =========


At December 31, 2000, it was determined that the goodwill acquired had no future value to the company and it was written off in its entirety, in the amount of $10,218,683. It was also determined that there was an impairment in the value of the employee and consultants base acquired, and it has been written down to its estimated fair value of $3,324,800, resulting in a writedown of $6,893,884. The writedowns were included in amortization in 2000.

7.   LOANS

The secured loan of $4,195,000 bears interest at 8% per annum and is payable on June 27, 2001. A first charge over the assets of the Company has been pledged as collateral for the loan.

The loans from related parties in the amount of $365,000 are non-interest bearing and have no set terms of repayment.

8.  SHARE CAPITAL

AUTHORIZED
    95,000,000 common shares at $0.001 par value, including exchangeable shares
      5,000,000 preferred shares at $0.001 par value

COMMON STOCK ISSUED


                                              3 MONTHS ENDED MARCH 31, 2001 (UNAUDITED)          YEAR ENDED DECEMBER 31, 2000
                                              -----------------------------------------     --------------------------------------
                                                   NUMBER      PAR     ADDITIONAL PAID         NUMBER       PAR    ADDITIONAL PAID
                                                     OF        VALUE      IN CAPITAL             OF        VALUE      IN CAPITAL
                                                   SHARES       $             $                SHARES        $             $
                                                ----------    ------   ----------------      ----------    ------  ----------------
Balance, January 1                             41,852,988    41,853     63,535,271           25,040,188    25,040      21,823,490
Issued for cash                                 1,997,333     1,997        747,003            5,454,905     5,455      14,500,797
Issued for services                             1,033,158     1,033        386,401              294,013       294       1,118,166
Obligation to issue common stock for
  services                                             --        --      1,169,207                   --        --         281,116
Stock options exercised for cash                   20,000        20         14,169              661,974       663         332,971
Stock options exercised for no
  consideration                                        --        --             --              590,475       590            (590)
Warrants exercised for cash                            --        --             --            2,685,437     2,685       1,506,335
Cashless exercise of warrants                   9,667,083     9,667         (9,667)                  --        --              --

ISSUED ON ACQUISITION OF SUBSIDIARIES             286,000       286        151,666            7,125,996     7,126      24,090,563

OBLIGATION TO ISSUE COMMON STOCK ON
ACQUISITION OF SUBSIDIARIES                            --        --       (151,952)                  --        --         151,952

ISSUANCE OF COMMON STOCK FOR
ACQUISITION OF INVESTMENT                       2,000,000     2,000      1,060,600                   --        --              --

SHARES TO BE ISSUED FOR ACQUISITION OF
INVESTMENT  [NOTE 4(C)]                                --        --     (1,062,600)                  --        --       1,062,600

SHARES ISSUED TO REPLACE PROMISSORY NOTE        4,600,000     4,600      1,995,400                   --        --              --

SHARE ISSUE COSTS                                      --        --       (189,000)                  --        --      (1,332,129)
                                               ----------   -------     ----------           ----------    ------      ----------
Balance at end of period                       61,456,562   61,456      67,646,498           41,852,988    41,853      63,535,271
                                               ----------   -------     ----------           ----------    ------      ----------
Balance after March 30, 2001 1 for 10
share consolidation (a)                         6,145,656    61,456     67,646,498
                                               ==========    ======     ==========

a) On March 30, 2001 the Company completed a 1 for 10 share consolidation. This consolidation reduced the outstanding shares to 10% of their previous number.

b) As at March 31, 2001 there was an obligation to issue shares in payment for directors fees and fees to certain shareholders for services provided, for a cumulative amount of $280,000 (Dec. 31, 2000 - $220,000) and $137,505
     (Dec. 31, 2000 - $138,616) respectively. In addition, there was an obligation to issue shares for a cumulative amount of $93,239 (Dec. 31, 2000 - $42,500) to employees in fulfillment of employment contracts and $1,050,000 in executive compensation. All of these obligations have been recorded as Additional Paid in Capital. The shares will be issued in 2001.

OPTIONS

The Company is authorized to grant employees options to purchase up to an aggregate of common stock not in excess of 20% of the common stock issued and outstanding at prices based on the market price of the shares as determined on the date of grant.



                                                                               WEIGHTED AVERAGE
                                          NUMBER OF OPTIONS  PRICE PER SHARE    EXERCISE PRICE
                                                                      $                $
                                         ------------------  ---------------   ----------------
OUTSTANDING AT DECEMBER 31, 2000                5,028,366       0.32 - 13.25            2.51
                                                ---------       ------------           -----
Granted                                         1,178,790       0.19 - 0.69             0.37
Exercised                                               0
Cancelled                                        (674,430)      0.22 - 13.25            3.05
                                                ---------       ------------           -----
OUTSTANDING AT MARCH 31, 2001 (PRIOR TO         5,532,726       0.15 - 13.25            1.99
ADJUSTMENT FOR SHARE CONSOLIDATION)

Adjusted for 1 for 10 share consolidation March 30
                                                ---------       -------------          -----
OUTSTANDING AT MARCH 31, 2001                     553,273       1.50 - 132.50          19.86
                                                =========       =============          =====


The weighted average remaining contractual life and weighted average exercise price of options outstanding and of options exercisable as of March 31, 2001 (post share consolidation) were as follows:


                        OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
-------------------------------------------------------------------- --------------------------------
                                       WEIGHTED
                                       AVERAGE         WEIGHTED                         WEIGHTED
    RANGE OF          NUMBER OF       REMAINING         AVERAGE                          AVERAGE
 EXERCISE PRICES       OPTIONS       CONTRACTUAL    EXERCISE PRICE       SHARES      EXERCISE PRICE
                     OUTSTANDING     LIFE (YEARS)                     EXERCISABLE
        $                                                  $                                $
------------------ ---------------- --------------- ---------------- --------------- ----------------
   1.90 - 5.00         208,264           3.20            4.05           171,785           4.05
  5.01 - 20.00         172,754           2.16            13.81          144,414           14.56
  20.01 - 50.00        110,692           3.05            29.10           38,830           26.65
  50.01 - 80.00        50,307            3.30            66.91           17,869           71.44
  80.01 - 132.5        11,256            2.95           104.12           11,256          104.12
                   ----------------                                  ---------------
                       553,273                                          384,154


WARRANTS ISSUED

On February 5, 2001 holders of adjustable warrants undertook a cashless exercise of warrants resulting in the issue of 4,585,248 shares (pre consolidation)

On March 29, 2001 holders of adjustable warrants undertook a cashless exercise of warrants resulting in the issue of 5,081,835 shares (pre consolidation)

9.   RELATED PARTY TRANSACTIONS

Related party transactions have been recognized at their exchange amounts. Amounts due to/from related parties consist of the following amounts:

                                                               MARCH 31, 2001   DECEMBER 31, 2000
                                                                (UNAUDITED)             $
                                                                     $
                                                               ---------------  ------------------
DUE FROM RELATED PARTIES
Oxford Capital Corp.                                                 25,661            57,866
Iconix Canada Inc.                                                  152,694           147,707
Bankton Financial Corp.                                                  --             9,048
e-Financial Depot Inc.                                              270,870           284,948
                                                                    -------           -------
                                                                    449,225           499,569
                                                                    -------           -------
DUE TO RELATED PARTIES
Net Communications LLC                                               45,000            45,000
e-Supplies.com                                                      138,483           131,405
Thorburn Capital Corp.                                               75,283                --
Madison Trust                                                         6,240                --
Officers and stockholders                                                --                --
Due to stockholders                                                      --                --
                                                                    -------           -------
                                                                    265,006           176,405
                                                                    =======           =======


Oxford Capital Corp. is an entity whose shareholders are also shareholders of the Company. The balance of $25,661 receivable at March 31, 2001 is for administrative costs incurred by the Company on behalf of Oxford, which are reimbursed to the Company on a periodic basis.

Revenues for the period ended March 31, 2001 include $81,486 in respect of Iconix Canada Inc., an entity whose major shareholder is also a major shareholder of the Company. As at March 31, 2001 a director of the Company is also the sole director of Iconix

Bankton Financial Corp. is an entity whose shareholders are also shareholders of the Company. The balance of $9,048 receivable at December 31, 2000 is for salaries, rent and office expenses incurred by the Company on behalf of Bankton, which are reimbursed to the Company on a periodic basis.

Net Communications LLC, an entity in which a director is also a director of the Company, provided $45,000 of consulting services to the Company during the year ended December 31, 2000.

General and administration expenses for the period ended March 31, 2001, includes $1,281 paid to eSupplies.com, an entity of which certain directors are also directors and officers of the Company.

General and administration for the period ended March 31, 2001 includes $60,000 of directors fees.

General and administrative expenses for the period ended March 31, 2001 include $8,638 of consulting services provided by stockholders.

The Company entered into agreements to lease premises for various terms from a stockholder who is also an officer and a director of the Company. The net rent expense, included in general and administrative expenses, was $131,356 for the period ended March 31, 2001.

10.  LOSS PER SHARE

Basic loss per common share is net loss for the period divided by the weighted average number of common shares outstanding. The effect on loss per common share of the exercise of options and warrants, and the conversion of the convertible debentures is anti-dilutive.

The following table sets forth the computation of loss per common share:


                                                     3 MTHS ENDED        3 MTHS ENDED
                                                       MARCH 31,           MARCH 31,
                                                         2001                 2000
                                                      (UNAUDITED)          (UNAUDITED)
                                                            $                   $
                                                      -----------         ------------
NET LOSS                                              (9,687,243)          (4,020,051)
                                                      -----------          -----------
BASIC AND DILUTED LOSS PER COMMON SHARE:
Weighted average number of common shares
  outstanding                                          6,145,656            2,877,489
                                                      ----------           ----------
NET LOSS PER COMMON SHARE - BASIC AND DILUTED
                                                           (1.58)               (1.40)
                                                      ==========           ===========

11.  SEGMENTED INFORMATION

The Company's activities include professional security consulting services, integration and installation of secure information systems, and remote data storage and recovery services. The activities are conducted in one operating segment and are carried out in two geographic segments as follows:

                                                      3 MONTHS ENDED MARCH 31, 2001 (UNAUDITED)
                                                   -------------------------------------------------
                                                      CANADA            U.S.             TOTAL
                                                         $               $                 $
                                                   -------------- ----------------- ----------------
LOSS INFORMATION

Revenue                                                1,967,735        231,267        2,199,002
Cost of sales                                          1,903,835        152,264        2,056,099
Expenses                                               5,747,122      1,762,956        7,510,078
                                                   -------------- ----------------- ----------------
                                                      (5,683,222)    (1,683,953)      (7,367,175)
Corporate overheads & investments                                                     (2,320,068)
                                                   -------------- ----------------- ----------------
Net loss                                                                              (9,687,243)
                                                   -------------- ----------------- ----------------

SELECTED BALANCE SHEET INFORMATION
Equipment and leasehold improvements                   3,208,941        388,623        3,597,564
Intangible assets                                      2,733,553        177,443        2,912,995

                                                      3 MONTHS ENDED MARCH 31, 2000 (UNAUDITED)
                                                   -------------------------------------------------
                                                      CANADA            U.S.             TOTAL
                                                         $               $                 $
                                                   -------------- ----------------- ----------------
LOSS INFORMATION
Revenue                                                  473,251         73,434          546,685
Cost of sales                                            178,141              -          178,141
Expenses                                               2,434,284        311,372        2,745,656
                                                   -------------- ----------------- ----------------
                                                      (2,139,174)      (237,938)      (2,377,112)
Corporate overheads                                                                   (1,642,939)
                                                   -------------- ----------------- ----------------
Net loss                                                                              (4,020,051)
                                                   -------------- ----------------- ----------------
SELECTED BALANCE SHEET INFORMATION
Equipment and leasehold improvements                   1,247,342        181,864        1,429,206
Intangible assets                                     16,240,950        369,302       16,610,252
                                                   -------------- ----------------- ----------------

12.  FINANCIAL INSTRUMENTS

Financial instruments comprising cash and cash equivalents, accounts receivable, amounts due to and from related parties, long term investments, accounts payable and accrued liabilities, capital lease obligations payable, secured loans and loans from related parties approximate their fair value. It is management's opinion that the Company is not exposed to significant currency risks arising from these financial instruments.

13. COMPARATIVE FIGURES

Certain comparative figures have been reclassified to conform with the current period's presentation.

14. CONTINGENCY

On August 10, 2000, Bristol Asset Management, LLC ("Bristol") filed a complaint against the Company and its Chairman alleging, among other things, breach of contract, fraud in the inducement, breach of fiduciary duty and unfair competition and requesting, among other things, specific performance, statutory penalties and injunctive relief and damages in excess of $10 million. The complaint relates to a warrant issued by the Company to Bristol to purchase 1,000,000 shares of the Company's common stock, and Bristol's rights relating to the exercise of the Warrant and the registration of shares underlying the Warrant. The Company filed an answer to the complaint on October 3, 2000 denying the allegations raised. The matter is currently proceeding in the normal course with exchanges of documents and depositions. No adjustment has reflected in these consolidated financial statements for this potential liability, as the outcome of this litigation and possible resulting damages is not determinable at this time.

15. SUBSEQUENT EVENTS
During the month of April, 2001 the Company sold and assigned certain specific receivables for cash in three transactions. On April 16, 2001 the Company sold accounts receivable valued at $440,000 for a cash amount of $400,000. On April 24, 2001 the Company sold accounts receivable valued at $284,053 for a cash amount of $258,230. On April 27, 2001 the Company sold accounts receivable valued at $214,007 for a cash amount of $194,552.

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

                                    OVERVIEW


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

COMPANY STRUCTURE

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

EMPLOYEES

     As of March 30, 2001, JAWS employed approximately 180 full time staff. During 2000, the number of employees grew from 58 at the beginning of the year to 275 by year end. However, in an effort to reduce costs, the Company implemented a work force reduction in January 2001, eliminated 31 full time positions from across the Company. A second work force reduction was implemented in February 2001, eliminating an additional 64 full time positions from all areas of the Company, including the closure of the California, British Columbia and Edmonton, Alberta offices. None of JAWZ employees are represented by any type of labor organization and JAWZ is not aware of any activity by employees seeking organization. JAWZ considers its relationships with it employees to be satisfactory. JAWZ has, in its early stages, developed strong human resources practices with the belief that the growth of JAWZ is heavily reliant on its human resources.



RESULTS OF OPERATIONS

     The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, after elimination of intercompany accounts and transactions. All amounts are expressed in United States dollars.

     REVENUE. Revenues include the sale of proprietary and third party security products, professional security consulting services, integration and installation of secure information systems, remote data storage and recovery systems. These different segments have been segregated into consulting revenue, product revenue and other income.

     Total revenues for the period ended March 31, 2001 increased 302% to $2,199,002 from $546,685 for the same period in 2000. The significant increase in 2000 revenues is primarily attributable to the integration and subsequent growth associated with acquisitions made in the year 2000. This revenue base was spread evenly among many customers with no single customer accounting for more than 10% of JAWZ revenue for the quarter.

     Consulting revenue for the period ended March 31, 2001 increased 368% to $1,381,058 from $295,044 for the same period in 2000. Product revenue for the period ended March 31, 2001 increased 209% to $778,628 from $251,6414 for the same period in 2000. Other income (excluding interest income) for the period ended March 31, 2001 increased to $39,317 from $0 for the same period in 2000.

     The Company's geographical sales are divided between Canada and the United States. For the period ended March 31, 2001, 89% of revenues or $1,967,735 was generated in Canada and 11% or $231,267 in the United States. For the same period in 2000, 89% of revenues or $473,251 was generated in Canada and 11% or $73,434 in the United States. All of the Company's revenues to date have been generated in either Canada or the United States.

     COST OF SALES. Cost of sales were 93% of total revenues in for the period ended March 31, 2001 versus 33% for the same period in 2000. The increase in cost of sales is the result of charges to cost of sales for unrecoverable work in process and due to the absence of high margin fixed fee business as more customers choose a time and materials billing. The increase in the the cost of sales line also reflects increased revenues and the direct and identifiable costs associated with generating these revenues. The Company has implemented new recording mechanisms to better track cost of sales and gross profits.

     Advertising and Promotion. Advertising and promotion expenses consist primarily related to a branding initiative, company name change, marketing and print media and collateral sales materials. Advertising and promotion expenses for the period ended March 31, 2001 decreased 59% to $194,976 from $475,166 for the same period in 2000. The Company has recently significantly reduced advertising and promotion expenses as part of a general effort to reduce costs.

     Bad Debts. The Company recorded a bad debt provision of $143,759 for the period ended March 31, 2001 versus a $0 provision for the same period in 2000. Of the bad debt provision roughly a 33% relates to 100% reserve on amounts owed to JAWZ by Iconix and another 33% relates to a 50% provision for two disputed or significantly aged amounts owing to JAWZ from EFA Software and Arcamatrix. The Company has implemented a new credit policy, which should improve cash flow and continue to reduce this provision to more acceptable levels on a go forward basis.

     Selling, General and Administration. Selling, general and administration expenses consist primarily of compensation of sales, marketing and administrative personnel, preparation of sales and marketing documents, corporate overhead, directors fees, consulting services, management fees and facilities expenses. Selling, general and administrative expenses increased 107% to $6,449,862 for the period ended March 31, 2001 from $3,117,661 for the same period ended in 2000. The significant increase in 2000 was primarily due to the growth of operations (as compared to the same period in 2000) and $1,050,000 non cash expense as the required accounting treatment with respect to share issuance for exectuive non cash compensation. The Company has recently taken steps to significantly reduce selling, general and administration expenses through general cost reductions and two reductions in workforce (total reduction in headcount of 95 people or approximately one third of its workforce).

     Depreciation. Depreciation expense increased by 353% to $279,939 for the period ended March 31, 2001 from $61,825 for the same period ended in 2000. This increase was primarily due to the increase in fixed assets consistent with the expansion of operations (more offices and equipment).

     Amortization. Amortization expense decreased significantly by 65% to $351,770 for the period ended March 31, 2001 from $1,001,440 for the same period ended in 2000. The decreased amortization expense relates to the reduced carrying value and subseqeunt amortization as a result of the one time write off of goodwill associated with the acquisitions undertaken by the Company in 2000 and employee and consultants base associated with these acquisitions, that was done in 2000 due to an assessment of permanent impairment.

     Interest Income. Interest income accounted for $0 for the three months ended March 31, 2001 versus $105,297 for the same period in 2000. For the period ended March 31, 2000 the company had large cash balances from financing activities that it invested to zero risk interest securities. For the same period in 2001, the company was not in the same cash situation to allow it generate interest income.

     Interest Expense. Interest expense, which includes financing fees and amortization of deferred financing fees/debt discount, increased for the period ended March 31, 2001 by 833% to $124,734 versus $13,365 for the same period in 2000. The increase was due almost entirely to the fees associated with the funds raised in the three months ended March 31st, under what was originally a promissary note agreement that was subsequently converted into a secured loan agreement for additional consideration.

     Foreign Exchange. The Company incurred a foreign exchange gain for the period ended March 31, 2001 of $985,933 as compared to foreign exchange loss of $171,199 for the same period in 2000. Transactions denominated in foreign currencies are translated at the exchange rate on the transaction date. Foreign currency denominated monetary assets and liabilities are converted at exchange rates in effect at the balance sheet date.

     Loss on Impairment of Investment. The Company recorded a $987,289 for the period ended March 31, 2001 relating to an investment in eFinancial Depot.com and Iconix. On December 12, 2000, the Company received 2,384,000 shares of common stock of eFinancial in settlement of work performed by the Company in the amount of $2,112,946. eFinancial is a publicly traded company. An advisor to eFinancial is also a director and officer of JAWZ. At December 31, 2000, and again on March 31, 2001 the investment was assessed as permanently impaired given the eFinancial stock price and a write down was taken to value the investment at estimated fair market value. In 2000, JAWZ exercised an option to purchase a 20% interest in Iconix for 2,000,000 shares of JAWZ common stock. The sole director of Iconix is also an officer and director of JAWZ. Iconix has subsequently closed down operations and laid off all employees. JAWZ executive believes that there is still substantial value in the Iconix proprietary software ("UserNet"). An advisor to eFinancial is also a director and officer of JAWZ. At March 31, 2001 the investment was assessed as permanently impaired given the events described above and a write down was taken to value the investment at estimated fair market value.

LIQUIDITY AND CAPITAL RESOURCES

     For the period ended March 31, 2001, net cash used in operations was $4,053,802 as compared with $3,401,889 for the same period in 2000.

     For the period ended March 31, 2001, cash used in investing activities was $382,504, relating to the purchase of equipment and leasehold improvements. For the same period in 2000, cash used in investing activities was $249,435 primarily related to the purchase of equipment and leasehold improvements, which was partially offset by cash acquired on purchase of subsidiaries.

     For the period ended March 31, 2001, cash provided by financing activities was $4,179,174, of which $714,189 (net of issue costs) was generated from the issuance of common stock from private placements and the balance from issuance of $3,099,985 from a secured loan agreement and $365,000 in loans from related parties. For the same period in 2000, $3,684,229 cash was provided by financing activities, completely from the issuance of common stock.

     At March 31, 2001, cash and cash equivalents were $78,769, a decrease from $8,463,606 at March 31, 2000. This decrease is as a result of the cash losses that have been incurred.

     Accounts payable and accrued liabilities have decreased 8% to $4,619,034 as at March 31, 2000 as compared to $5,033,400 as at March 30, 2000. This decrease is the result of the cost saving measeures that have in put in place and is somewhat offset by JAWZ extending credit terms with vendors.

     In January 2001, the Company closed a private placement with CALP II Limited Partnership for the sale of 1.6 million common shares at a purchase price of $1.25per share in consideration of the cancellation of $2.0 million worth of promissory notes, less a financing fee.

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

     Since December 13, 2000, JAWZ has borrowed $4,195,000 USD from Thomson Kernaghan & Co. Limited ("TK") and has issued promissory notes as follows:

         DATE                                                AMOUNT
         ----                                              --------
         December 13, 2000                                  $1,000,000
         January 26, 2001                                   $1,000,000
         February 14, 2001                                  $  400,000
         February 27, 2001                                  $  945,000
         March 15, 2001                                     $  850,000

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

     During the month of April the Company sold and assigned certain specific receivables for cash in three transactions. On April 16, 2001 the company sold accounts receivable valued at $440,000 for a cash amount of $400,000. On April 24, 2001 the Company sold accounts receivable valued at $284,053 for a cash amount of $258,230. On April 27, 2001 the Company sold accounts receivable valued at $214,007 for a cash amount of $194,552.

     The Company has experienced net losses over the past three years and as of March 31, 2001 had an accumulated deficit of $65,974,464 and working capital deficiency of $7,634,243. These losses are attributable to both cash losses and losses resulting from costs incurred in the development of services and infrastructure together with non-cash interest and amortization charges. The Company expects operating losses to continue for the short term but has recently taken initiatives to reduce expenses and operate on a cash positive basis. There can be no assurances that the Company will be successful in stemming its losses. The Company does not believe that its existing cash and cash equivalents, available credit and anticipated cash generated from operations will be sufficient to satisfy its currently anticipated cash needs for at least the next twelve months. Management intends to seek additional financing through private or public offerings of stock or other instruments such as debt as required. Management is concurrently aggressively pursuing a plan to generate positive cash flow from operations that includes, but is not limited to, eliminating unprofitable business lines, reducing overhead costs, closing unprofitable office locations, flattening its organizational structure and downsizing its work force to better match short term revenue opportunities and industry standards. However, there can be no assurances that the Company will be able to generate positive cash flow, control costs effectively, generate sufficient revenues, raise additional capital to cover cash requirements or establish strategic relationships given present market conditions and business environment. The Company's auditors, Ernst & Young, have noted in their Auditor's report that the Company's recurring losses from operations, working capital deficiency and accumulated deficit raise substantial doubt about its ability to continue as a going concern. However, the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     While the Company believes that inflation has not had a material effect on its results of operations, the can be no assurance that inflation will not have a material effect on the Company's results of operations in the future.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     The Company has determined its market risk exposures, which arise primarily from exposures to fluctuation in interest rates and exchange rates, and in particular the Canadian to US dollar exchange rate, are not material to its future earnings, fair value, and cash flows.

     The Company does not use derivative financial instruments to manage risks or for speculative or trading purposes.

     At March 31, 2001, the company had $3,545,924 in investments. The Company is exposed to changes in stock prices as a result of its holdings in publicly traded securities. Changes in stock prices can be expected to vary as a result of general market conditions, technological changes, specific industry changes and other factors. The company has classifies these investments as held to maturity and consequently has recorded these investments at cost. In the period ended 20001, the company recognized a loss of $987,289 due to a permanent impairment of value with respect to two of its investments. Only upon conclusion of permanent impairment or a sale, would these investments impact results as a gain or loss on sale of investments.

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

ITEM 2. CHANGES IN SECURITIES.

     All transactions discussed below are subject to the effect of a 1 for 10 reverse split as of March 30, 2001. Transactions reported before this date are reported pre-reverse split. Transactions reported after March 30, 2001 are reported post-reverse split.

     On January 5, 2001, the Company issued 286,000 common shares of the capital stock of the Company to Charles A. Ehredt ("Ehredt") in accordance with an agreement effective December 26, 2000 to amend the Stock Purchase Agreement dated April 20, 2000 between the Company and Ehredt.

     On January 25, 2001, the Company issued 1,997,333 common shares of the capital stock of the Company to Bathurst Limited in accordance with the subscription agreement signed by the Company and Bathurst dated January 17, 2001 whereby Bathurst subscribed for and agreed to purchase the shares in accordance with Regulation D, at a price equal to $0.375 per share for a total purchase cost of $749,000.00.

     On January 25, 2001, the Company issued 1,033,158 common shares of the capital stock of the Company to Cambourne Invest Inc., in accordance with the subscription agreement signed by the Company and Cambourne dated January 17, 2001 whereby Cambourne subscribed for and agreed to purchase the shares in accordance with Regulation D, at a price equal to $0.375 per share for a total purchase cost of $387,434.

     On February 5, 2001, the Company issued 2,292,624 common shares of the capital stock of the Company to each of Strong River Investments, Inc., and Bay Harbor Investments, Inc., at a price of $0.01 per warrant share, in accordance with the second vesting provisions of the adjustable warrants issued by the Company on June 22, 2000 to each of Strong River and Bay Harbor.

     On January 23, 2000, the Company and CALP II entered into the Securities Purchase Agreement Amendment No. 1. (the "Amendment"), to, amongst other things, amend and restructure the transactions under the Agreement and certain other transactions between the parties. Pursuant to the Amendment, (i) the parties mutually negotiated and agreed to a post-closing adjustment and reduction of the purchase price to $1.25 per share, which has resulted in the issuance of an additional 3,000,000 shares of Common Stock, (ii) the Closing Warrant and the Adjustable Warrant were cancelled and exchanged for (a) new closing warrants to purchase a like number of shares as under the Closing Warrant (233,000 of which are now exercisable at a purchase price of $2.00 per share and 67,000 of which are now exercisable at a purchase price of $3.00 per share) and (b) a new adjustable warrant which provides for a volume weighted average formula for the determination of the number of warrants purchasable thereunder and the earlier termination of the adjustable warrant, (iii) the Registration Rights Agreement was amended to provide for additional periods to register the additional securities issued under the Amendment, and (iv) CALP acquired 1,600,000 shares of Common Stock in a private placement in consideration for the forgiveness of indebtedness owed by JAWZ in the aggregate amount of $2,000,000.

     On March 29, 2001, JAWZ and CALP entered into a letter agreement (the "Letter Agreement") to further amend the Agreement and the Amendment. The Letter Agreement amends the Agreement and the Amendment by amending adjustable warrant AW-3B and by amending the amended registration rights agreement. Adjustable warrant AW-3B is amended by terminating the existing vesting provisions and replacing them with monthly vesting from November 1, 2000 and October 31, 2001. In accordance with the new vesting terms, CALP gave Notice to Purchase
Warrant Shares and JAWZ issued 5,081,835 common shares on March 29, 2001.

     On April 19, 2001, the Company issued 250,000 common shares in the capital stock of the Company to Thomson & Kernaghan Co. Limited ("TK"), at a price of $1.00 per share, in accordance with a Stock Purchase Agreement dated March 31, 2001. The Company had previously issued promissory notes as evidence of debt to TK on March 15, 2001 and this stock purchase has the effect of converting $250,000 of the debt to equity.

     On April 19, 2001, the Company issued 250,000 common shares in the capital stock of the Company to CALP II Limited Partnership ("CALP"), at a price of $1.00 per share, in accordance with a Stock Purchase Agreement dated March 31, 2001. The Company had previously issued promissory notes as evidence of debt to on March 15, 2001 and this stock purchase has the effect of converting $250,000 of the debt to equity.

     On April 27, 2001, the Company issued 420,000 common shares in the capital stock of the Company to Philip Johnston in accordance with the terms of a consulting agreement dated April 25, 2001 between the Company and Philip Johnston.

     On May 1, 2001, the Company issued 300,000 common shares in the capital stock of the Company to Robert J. Kubbernus in accordance with the terms of a consulting agreement dated January 1, 2001 between the Company and Robert J. Kubbernus. These shares were issued in lieu of cash payments totalling $150,000.

     On May 1, 2001, the Company issued 200,000 common shares in the capital stock of the Company to Riaz Mamdani in accordance with the terms of a consulting agreement dated January 1, 2001 between the Company and Riaz Mamdani. These shares were issued in lieu of cash payments totalling $100,000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On March 16, 2001, JAWZ stock holders were asked to consider and vote upon one proposal to approve eight separate amendments to the Certificate of Incorporation of the Company to enable the Company to effect one or more reverse stock splits, ranging from a one-for-three reverse stock split to a one-for-ten reverse stock split of all the issued and outstanding shares of the Company's common stock, par value $0.001 per share, in order to maintain the listing of our common stock on the NASDAQ National Market. On March 16, 2001, all matters were approved by the stockholders including giving the Board of Directors the discretion to abandon any one or more of the amendments or make one or more of the amendments effective by filing such amendment with the Secretary of State of the State of Delaware at such time or times as the Board of Directors of the Company determined to be necessary in order to maintain the listing of JAWZ common stock on the NASDAQ National Market.

     On March 28, 2001, the company filed a Certificate of Amendment to effect a one for ten reverse stock split. If, after the filing of this amendment with the Secretary of State of the State of Delaware, the Company is again unsuccessful in complying with NASDAQ National Market Board listing requirements, it may file one or more of the other amendments as necessary to comply with the NASDAQ National Market Board listing requirements within the eight months following the approval of these amendment.

ITEM 6. EXHIBIT AND REPORTS ON FORM 8-K

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

10.11(33) Second Amendment to Stock Purchase Agreement, dated as of December 26,
          2000, among JAWZ Inc., a Delaware corporation, (formerly Jaws Technologies, Inc., a Nevada corporation) and Charles A. Ehredt.

10.12(34) Securities Purchase Agreement Amendment No. 1, dated January 23, 2001 to be effective as of November 1, 2000, by and between JAWZ Inc., a Delaware corporation (formerly JAWS Technologies, Inc.) and CALP II Limited Partnership.

10.13(35) Registration Rights Amendment No. 1., dated January 23, 2001 to be effective as of November 1, 2000, by and between JAWZ Inc., a Delaware corporation (formerly JAWS Technologies, Inc.) and CALP II Limited Partnership.

10.14(36) Warrant No. CW-3B1, a warrant for 233,000 shares of common stock, issued by JAWS Technologies Inc., a Delaware corporation on November 1, 2000, to CALP II Limited Partnership.

10.15(37) Warrant No. CW-3B2, a warrant for 67,000 shares of common stock, issued by JAWS Technologies Inc., a Delaware corporation on November 1, 2000, to CALP II Limited Partnership.

10.16(38) Warrant No. AW3-B, an adjustable warrant issued by JAWS Technologies
          Inc.to CALP II Limited Partnership on November 1, 2000, for shares of common stock to be calculated in accordance with the terms of the adjustable warrant and as determined by market prices of JAWS Technologies Inc., shares of common stock on the NASDAQ National Market.

10.17(39) Letter Agreement dated March 29, 2001, by and between JAWZ Inc, a
          Delaware corporation, and CALP II Limited Partnership.

10.18(40) $1,000,000 JAWZ Inc. promissory note, dated December 13, 2000, granted to Thomson & Kernaghan & Co. Limited.

10.19(41) $1,000,000 JAWZ Inc. promissory note, dated January 26, 2001, granted to Thomson & Kernaghan & Co. Limited.

10.20(42) $400,000 JAWZ Inc. promissory note, dated February 14, 2001, granted to Thomson & Kernaghan & Co. Limited.

10.21(43) $945,000 JAWZ Inc. promissory note, dated February 27, 2001, granted to Thomson & Kernaghan & Co. Limited.

10.22(44) $850,000 JAWZ Inc. promissory note, dated March 15, 2001, granted to
          Thomson & Kernaghan & Co. Limited.

10.23(45) Loan Agreement between JAWZ Inc., and Thomson & Kernaghan & Co.
          Limited, dated March 29, 2001.

10.24(46) Security Agreement between JAWZ Inc., and Thomson & Kernaghan & Co.
          Limited, dated March 29, 2001.

------------

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

(29) Incorporated by reference to Exhibit 2.5 of the Company's Current Report on Form 8-K, filed with the SEC on September 11, 2000.

(30) Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K, filed with the SEC on September 18, 2000.

(31) Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K, filed with the SEC on September 18, 2000.

(32) Incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K, filed with the SEC on September 18, 2000.

(33) Incorporated by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K/A-2, filed with the SEC on January 18, 2001.

(34) Incorporated by reference to Exhibit 2.5 of the Company's Current Report on Form 8-K, filed with the SEC on January 26, 2001.

(35) Incorporated by reference to Exhibit 2.6 of the Company's Current Report on Form 8-K, filed with the SEC on January 26, 2001.

(36) Incorporated by reference to Exhibit 2.7 of the Company's Current Report on Form 8-K, filed with the SEC on January 26, 2001.

(37) Incorporated by reference to Exhibit 2.8 of the Company's Current Report on Form 8-K, filed with the SEC on January 26, 2001.

(38) Incorporated by reference to Exhibit 2.9 of the Company's Current Report on Form 8-K, filed with the SEC on January 26, 2001.

(39) Incorporated by reference to Exhibit 2.10 of the Company's Current Report on Form 8-K/A, filed with the SEC on April 12, 2001.

(40) Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K, filed with the SEC on April 12, 2001.

(41) Incorporated by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K, filed with the SEC on April 12, 2001.

(42) Incorporated by reference to Exhibit 2.3 of the Company's Current Report on Form 8-K, filed with the SEC on April 12, 2001.

(43) Incorporated by reference to Exhibit 2.4 of the Company's Current Report on Form 8-K, filed with the SEC on April 12, 2001.

(44) Incorporated by reference to Exhibit 2.5 of the Company's Current Report on Form 8-K, filed with the SEC on April 12, 2001.

(45) Incorporated by reference to Exhibit 2.6 of the Company's Current Report on Form 8-K, filed with the SEC on April 12, 2001.

(46) Incorporated by reference to Exhibit 2.7 of the Company's Current Report on Form 8-K, filed with the SEC on April 12, 2001.

(b)      Reports on Form 8-K

         An amendment to a current report on Form 8-K/A2 was filed by the Company on January 18, 2001, amending the current report on Form 8-K/A1 filed June 16, 2000 and the Current Report filed May 5, 2001. Amendment A2 reported an amendment to the original stock purchase agreement between the Company and Charles A. Ehredt by reducing the consideration payable to Ehredt.

         A current report on Form 8-K was filed by the Company on January 26, 2001, reporting the amendment of certain terms of the stock purchase agreement between the Company and CALP II Limited Partnership and a private placement by CALP II.

         A current report on Form 8-K was filed by the Company on April 12, 2001, reporting the execution of a $7.5 Million Dollar secured Loan Agreement between the Company and Thomson & Kernaghan Co. Limited.

         A current report on Form 8-K/A was filed by the Company on April 12, 2001, reporting the execution of a letter agreement between the Company and CALP II Limited Partnership amending certain terms of the adjustable warrant and registration rights agreement executed on August 21, 2000, as amended on January 23, 2000.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     JAWZ INC.

Date:  May 15, 2001
                                     By:   /s/ Robert J. Kubbernus
                                        -----------------------------------
                                        Name:  Robert J. Kubbernus
                                        Title: Chairman of the Board,
                                               President and Chief Executive
                                               Officer, and Acting Chief
                                               Financial Officer

                                              (Principal Executive Officer and
                                               Acting Principal Financial and
                                               Accounting Officer)

                                  EXHIBIT INDEX

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

10.11(33) Second Amendment to Stock Purchase Agreement, dated as of December 26,
          2000, among JAWZ Inc., a Delaware corporation, (formerly Jaws Technologies, Inc., a Nevada corporation) and Charles A. Ehredt.

10.12(34) Securities Purchase Agreement Amendment No. 1, dated January 23, 2001 to be effective as of November 1, 2000, by and between JAWZ Inc., a Delaware corporation (formerly JAWS Technologies, Inc.) and CALP II Limited Partnership.

10.13(35) Registration Rights Amendment No. 1., dated January 23, 2001 to be effective as of November 1, 2000, by and between JAWZ Inc., a Delaware corporation (formerly JAWS Technologies, Inc.) and CALP II Limited Partnership.

10.14(36) Warrant No. CW-3B1, a warrant for 233,000 shares of common stock, issued by JAWS Technologies Inc., a Delaware corporation on November 1, 2000, to CALP II Limited Partnership.

10.15(37) Warrant No. CW-3B2, a warrant for 67,000 shares of common stock, issued by JAWS Technologies Inc., a Delaware corporation on November 1, 2000, to CALP II Limited Partnership.

10.16(38) Warrant No. AW3-B, an adjustable warrant issued by JAWS Technologies
          Inc.to CALP II Limited Partnership on November 1, 2000, for shares of common stock to be calculated in accordance with the terms of the adjustable warrant and as determined by market prices of JAWS Technologies Inc., shares of common stock on the NASDAQ National Market.

10.17(39) Letter Agreement dated March 29, 2001, by and between JAWZ Inc, a
          Delaware corporation, and CALP II Limited Partnership.

10.18(40) $1,000,000 JAWZ Inc. promissory note, dated December 13, 2000, granted to Thomson & Kernaghan & Co. Limited.

10.19(41) $1,000,000 JAWZ Inc. promissory note, dated January 26, 2001, granted to Thomson & Kernaghan & Co. Limited.

10.20(42) $400,000 JAWZ Inc. promissory note, dated February 14, 2001, granted to Thomson & Kernaghan & Co. Limited.

10.21(43) $945,000 JAWZ Inc. promissory note, dated February 27, 2001, granted to Thomson & Kernaghan & Co. Limited.

10.22(44) $850,000 JAWZ Inc. promissory note, dated March 15, 2001, granted to
          Thomson & Kernaghan & Co. Limited.

10.23(45) Loan Agreement between JAWZ Inc., and Thomson & Kernaghan & Co.
          Limited, dated March 29, 2001.

10.24(46) Security Agreement between JAWZ Inc., and Thomson & Kernaghan & Co.
          Limited, dated March 29, 2001.

------------

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

(29) Incorporated by reference to Exhibit 2.5 of the Company's Current Report on Form 8-K, filed with the SEC on September 11, 2000.

(30) Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K, filed with the SEC on September 18, 2000.

(31) Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K, filed with the SEC on September 18, 2000.

(32) Incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K, filed with the SEC on September 18, 2000.

(33) Incorporated by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K/A-2, filed with the SEC on January 18, 2001.

(34) Incorporated by reference to Exhibit 2.5 of the Company's Current Report on Form 8-K, filed with the SEC on January 26, 2001.

(35) Incorporated by reference to Exhibit 2.6 of the Company's Current Report on Form 8-K, filed with the SEC on January 26, 2001.

(36) Incorporated by reference to Exhibit 2.7 of the Company's Current Report on Form 8-K, filed with the SEC on January 26, 2001.

(37) Incorporated by reference to Exhibit 2.8 of the Company's Current Report on Form 8-K, filed with the SEC on January 26, 2001.

(38) Incorporated by reference to Exhibit 2.9 of the Company's Current Report on Form 8-K, filed with the SEC on January 26, 2001.

(39) Incorporated by reference to Exhibit 2.10 of the Company's Current Report on Form 8-K/A, filed with the SEC on April 12, 2001.

(40) Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K, filed with the SEC on April 12, 2001.

(41) Incorporated by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K, filed with the SEC on April 12, 2001.

(42) Incorporated by reference to Exhibit 2.3 of the Company's Current Report on Form 8-K, filed with the SEC on April 12, 2001.

(43) Incorporated by reference to Exhibit 2.4 of the Company's Current Report on Form 8-K, filed with the SEC on April 12, 2001.

(44) Incorporated by reference to Exhibit 2.5 of the Company's Current Report on Form 8-K, filed with the SEC on April 12, 2001.

(45) Incorporated by reference to Exhibit 2.6 of the Company's Current Report on Form 8-K, filed with the SEC on April 12, 2001.

(46) Incorporated by reference to Exhibit 2.7 of the Company's Current Report on Form 8-K, filed with the SEC on April 12, 2001.