Form 10-Q
period 2001-06-30
JAWZ INC
filed 2001-08-21
CIK 1061261

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the quarterly period ended:  June 30, 2001
                                 -------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the transition period from                             to
                               ---------------------------    -----------------

                        Commission file number: 000-27407

                                    JAWZ Inc.
                      -------------------------------------
               (Exact name of registrant as specified in charter)

                        Delaware                           98-167013
     ---------------------------------------------    -------------------
     (State of Other Jurisdiction of Incorporation     (I.R.S. Employer
                    or Organization)                  Identification No.)

          12 Concorde Gate, Suite 900, Toronto, Ontario, Canada M3C 3N6
          -------------------------------------------------------------
                    (Address of principal executive offices)

                                 1-403-508-5055
                        ---------------------------------
              (Registrant's telephone number, including area code)

                             JAWS Technologies, Inc.
          ------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|       No [ ]

     The number of shares of the Registrant's common stock par value $0.001 per share (the "Common Stock"), outstanding as of July 20, 2001 was 11,254,850 shares (post reverse split).

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


ITEM 1. FINANCIAL STATEMENTS
(see next page)

Consolidated Financial Statements

JAWZ INC.
As at June 30, 2001 (Unaudited), December 31, 2000, and for the three months and six months ended June 30, 2001 and 2000 (Unaudited).

                                    JAWZ INC.
                           CONSOLIDATED BALANCE SHEETS
                   (All amounts are expressed in U.S. dollars)
                      (See Note 1 - Basis of presentation)

                                                          AS OF          AS OF
                                                         JUNE 30,     DECEMBER 31,
                                                           2001          2000
                                                             $             $
                                                        (Unaudited)
                                                        ----------   ------------
ASSETS (NOTE 7)
CURRENT
Cash and cash equivalents                                    22,105        335,901
Accounts receivable  (Note 3)                               738,227      3,193,198
Prepaid expenses and deposits                             1,114,803        277,934
Deferred charges                                            117,264        177,230
Due from related parties (Note 9)                            15,710        499,569
                                                        -----------    -----------
Total Current Assets                                      2,008,109      4,483,832

Equipment and leasehold improvements, net                 2,479,121      3,685,308
Intangible assets  (Note 6)                                 156,765      3,417,672
Long term investments  (Note 5)                           3,026,614      4,107,096
                                                        -----------    -----------
Total Assets                                              7,670,609     15,693,908
                                                        ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT
Accounts payable and accrued liabilities                  5,310,237      5,033,400
Current portion of capital lease obligations payable         96,695         97,972
Deferred revenues                                           341,355        326,738
Due to related parties  (Note 9)                             67,679        176,405
Lease inducement                                            213,368        240,480
Promissory notes  (Note 8)                                       --      2,790,030
Secured Loans (Note 7)                                    3,395,000             --
Loans from related parties (Note 7)                         350,000             --
                                                        -----------    -----------
Total Current Liabilities                                 9,774,334      8,665,025
                                                        -----------    -----------
Capital lease obligations payable                           238,681        286,983
                                                        -----------    -----------
Total Liabilities                                        10,013,015      8,952,008
                                                        -----------    -----------
Commitments & Contingencies (Notes 1 and 13)

STOCKHOLDERS' EQUITY (DEFICIENCY)
Authorized
 95,000,000 common shares at $0.001 par value
   5,000,000 preferred shares at $0.001 par value
OUTSTANDING:
11,528,487 common shares issued and fully paid
   (December 31, 2000 - 4,185,299 adjusted for share
   consolidation)
Common stock issued and paid-up                              66,840         41,853
Additional paid in capital (Note 8)                      74,103,739     63,535,271
Cumulative translation adjustment                          (499,073)      (548,003)
Deficit                                                 (76,013,912)   (56,287,221)
                                                        -----------    -----------
                                                         (2,342,406)     6,741,900
                                                        -----------    -----------
                                                          7,670,609     15,693,908
                                                        ===========    ===========

The accompanying notes are an integral part of these financial statements

                                    JAWZ INC.
       CONSOLIDATED STATEMENTS OF LOSS AND DEFICIT AND COMPREHENSIVE LOSS
                   (all amounts are expressed in U.S. dollars)

                                                                THREE MONTHS ENDED             SIX MONTHS ENDED
                                                            --------------------------    --------------------------
                                                             JUNE 30,       June 30,       JUNE 30,       June 30,
                                                               2001           2000           2001           2000
                                                                $              $              $              $
                                                            (UNAUDITED)    (Unaudited)    (UNAUDITED)    (Unaudited)
                                                            -----------    -----------    -----------    -----------
REVENUE (NOTE 9)
Consulting revenue                                              740,552      2,125,613      2,121,610      2,670,815
Product Revenue                                                 353,208         95,797      1,131,836         97,280
Other                                                             2,999             --         42,315             --
                                                            -----------    -----------    -----------    -----------
Total Revenue                                                 1,096,759      2,221,410      3,295,761      2,768,095
                                                            -----------    -----------    -----------    -----------
OPERATING EXPENSES
Cost of sales                                                   891,193        701,970      2,947,292        880,111
Advertising and promotion                                         9,509        616,546        204,485      1,091,712
Bad Debts                                                       117,277             --        261,036             --
Selling, General and administration  (Note 9)                 6,044,814      5,971,605     12,494,676      9,089,266
Loss on sale of assets (Note 4)                               2,211,140             --      2,211,140             --
                                                            -----------    -----------    -----------    -----------
Total Operating expenses                                      9,273,933      7,290,121     18,118,629     11,061,089

Operating loss before depreciation and amortization          (8,207,174)    (5,068,711)   (14,822,868)    (8,292,994)
Depreciation                                                    159,429        147,003        439,367        208,828
Amortization (Note 6)                                         1,567,587      1,742,643      1,919,358      2,744,083
                                                            -----------    -----------    -----------    -----------
OPERATING LOSS                                               (9,904,190)    (6,958,357)   (17,181,593)   (11,245,905)
                                                            -----------    -----------    -----------    -----------
Interest income                                                  (6,300)       (70,951)        (6,300)      (176,248)
Interest expense, financing fees and debt discount              207,100          1,424        331,834         14,789
Foreign exchange loss/(gain)                                 (1,123,039)       105,947        174,778        (69,618)
Loss on impairment of investments (Note 5)                      608,997             --      1,596,286             --
                                                             -----------    -----------    -----------    -----------
LOSS BEFORE EXTRAORDINARY ITEM                               (9,590,948)    (6,994,777)   (19,278,191)   (11,014,828)
Extraordinary item (note 14):
   Loss on extinguishment of debt                               448,500             --        448,500             --
                                                            -----------    -----------    -----------    -----------
NET LOSS FOR THE PERIOD                                     (10,039,448)    (6,994,777)   (19,726,691)   (11,014,828)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment                        (937,003)        88,542         48,930        (82,657)
COMPREHENSIVE LOSS                                          (10,976,451)    (6,906,235)   (19,677,761)   (11,097,485)
                                                            -----------    -----------    -----------    -----------

DEFICIT, BEGINNING OF PERIOD                                (65,974,464)   (14,400,968)   (56,287,221)   (10,380,917)
NET LOSS FOR THE PERIOD                                     (10,039,448)    (6,994,777)   (19,726,691)   (11,014,828)
                                                            -----------    -----------    -----------    -----------
DEFICIT, END OF PERIOD                                      (76,013,912)   (21,395,745)   (76,013,912)   (21,395,745)
                                                            -----------    -----------    -----------    -----------
LOSS PER COMMON SHARE BEFORE EXTRAORDINARY ITEM (NOTE 10)         (1.02)         (2.18)         (2.59)         (3.54)

Extraordinary item (Note 10)                                      (0.05)            --          (0.06)            --
                                                            -----------    -----------    -----------    -----------
NET LOSS PER COMMON SHARE  (NOTE 10)                              (1.07)         (2.18)         (2.65)         (3.54)
                                                            ===========    ===========    ===========    ===========

The accompanying notes are an integral part of these financial statements.

                                    JAWZ INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (all amounts are expressed in U.S. dollars)

                                                          SIX MONTHS ENDED
                                                      -------------------------
                                                       JUNE 30,      JUNE 30,
                                                         2001          2000
                                                          $             $
                                                      (UNAUDITED)   (UNAUDITED)
                                                      -----------   -----------
NET CASH FLOWS FROM OPERATING ACTIVITIES               (5,656,990)   (7,933,746)
CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of equipment and leasehold improvements         (403,730)   (1,378,690)
Cash acquired on purchases of subsidiaries                     --    (1,042,469)
Acquisitions of long term investments                          --       (20,000)
                                                       ----------    ----------
                                                         (403,730)   (2,441,159)
                                                       ----------    ----------
CASH FLOWS GENERATED BY FINANCING ACTIVITIES
Proceeds from the issuance of common stock, net of
   issue costs                                          1,674,407     7,597,544
Proceeds from the sale of assets and operations           272,532            --
Secured loan received                                   3,099,985            --
Related party loans received                              700,000            --
                                                       ----------    ----------
                                                        5,746,924     7,597,544
                                                       ----------    ----------

DECREASE IN CASH                                         (313,796)   (2,777,361)
Cash and cash equivalents, beginning of period            335,901     8,430,701
                                                       ----------    ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                   22,105     5,653,340
                                                       ==========    ==========

The accompanying notes are an integral part of these financial statements.

                                    JAWZ INC.

                            NOTES TO THE CONSOLIDATED
                              FINANCIAL STATEMENTS
                   (all amounts are expressed in U.S. dollars)


             As of June 30, 2001 (Unaudited), December 31, 2000 and for the three months and six months ended June 30, 2001 and 2000 (unaudited).


1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

JAWZ Inc., (the "Company" or "Jawz") was incorporated on January 27, 1997 under the laws of the State of Nevada. During 2000, it changed its name to JAWZ Inc. (formerly JAWS Technologies, Inc.) and migrated to the State of Delaware where it is now subject to corporate laws of Delaware.

The Company provides e-security services. The Company assists in removing the burden of information risk management for its customers by providing products and services that cover the entire e-security market (from assessment to implementation to monitoring) with a focus on Security Products, Professional Security Services and Managed Security Services. The Company targets six key market verticals: governments, cyber crime and forensics, healthcare, financial services, e-commerce, and the telecom markets. The Company's international headquarters is located in Toronto, Canada with offices in Calgary and Ottawa, Canada, New Jersey , Florida and Chicago, USA.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. The Company has experienced significant losses and negative cash flows from operations since inception and, as of June 30, 2001, has an accumulated deficit of $76,013,912 and a working capital deficiency of $7,766,225. The Company's continuation as a going concern is dependent on its ability to generate positive cash flow from operations, to meet its obligations on a timely basis, obtain additional financing, and ultimately to attain successful operations. However, no assurance can be given at this time as to whether the Company will achieve any of these conditions. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to the carrying values and classifications of recorded asset or liability amounts that might be necessary should the Company be unable to continue as a going concern.

Additional funding will be required to maintain continuing operations. Management intends to seek additional financing through future private or public offerings of stock, or other instruments (such as debt) as required, or from the sale of certain assets or operations of the Company. Management is concurrently pursuing a plan to generate positive cash flow from operations that includes (but is not limited to) eliminating unprofitable business lines, reducing overhead costs, closing unprofitable office locations, flattening its organizational structure, and downsizing its work force to better match short term revenue opportunities and industry standards. Some additional financing has been arranged subsequent to the end of the quarter. (see note 15).

                                    JAWZ INC.

                            NOTES TO THE CONSOLIDATED
                              FINANCIAL STATEMENTS
                   (all amounts are expressed in U.S. dollars)


2.   SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K as amended for the year ended December 31, 2000.


3.   ACCOUNTS RECEIVABLE

Accounts Receivable are recorded net of an allowance for doubtful accounts of $1,803,751 (Dec. 31, 2000 $1,608,621) and net of an allowance for purchase price adjustment on receivables relating to the sale of the Secure Network Storage division of $69,330. (Dec. 31, 2000 Nil) See Note 4.

4.   SALE OF OPERATIONS

Effective May 1, 2001 the Company sold the e-business solutions group in Calgary to Centient Solutions Inc. ("Centient"). The consideration received was two promissory notes for a total of $315,285 payable to Jawz Canada Inc. Additional consideration was received through the forgiveness of $15,000 owed by Jawz to a Co-chairman and director of Centient. The promissory notes are payable in a series of monthly payments commencing September 1, 2001 with the final payment due December 1, 2002. Overdue payments bear interest at the rate of 8% per annum. Centient is a corporation that is controlled by a former director of Jawz who resigned as a director prior to the agreement to sell the e-business solutions group. The promissory notes are guaranteed by Rubicon Investments Group Inc., a company also controlled by the former director of Jawz. Subsequent to June 30, 2001 the promissory notes were sold at a discount; the June 30 statements reflect the realisable value of $168,481 based on the subsequent sale.

Effective June 1, 2001 the Company sold the Secure Network Storage operations to GT Group Telecom Services Corp. The consideration received was $264,114 in cash on closing of the deal, with an additional $198,085 payable on a monthly basis from October 1, 2001 to June 1, 2002 without interest, less a purchase price adjustment to be determined based on a formula dependent on ongoing revenue. An allowance of $69,330 has been recorded at June 30, 2001 for the estimated purchase price adjustment.


5.   INVESTMENTS

Investments consist of the following:

                                    JAWZ INC.

                            NOTES TO THE CONSOLIDATED
                              FINANCIAL STATEMENTS
                   (all amounts are expressed in U.S. dollars)

                                                      JUNE 30,      DECEMBER 31,
                                                        2001            2000
                                                     (UNAUDITED)
                                                          $               $
                                                     -----------    ------------
(a)  e-Financial Depot Inc. (common shares)             763,162       1,266,848
(b)  CTI Diversified Holdings Inc. (common shares)       20,000          20,000
(c)  Iconix Canada Inc. (common shares)                       -       1,062,600
(d)  CU Connection Ltd. (convertible debenture)       2,209,404       1,757,648
(e)  Javien Inc. (convertible debenture)                 34,048               -
                                                      ---------       ---------
                                                      3,026,614       4,107,096
                                                      =========       =========


(a) On December 12, 2000 the Company received 2,384,880 shares of common stock of e-Financial Depot Inc. in settlement of an account receivable of $2,146,392. e-Financial Depot Inc. is a publicly traded entity in which a director is also a director and former officer of the Company. At December 31, 2000 the investment was assessed as permanently impaired and was written down by $879,544 to its estimated fair market value of $1,266,848. At June 30, 2001 the investment was again assessed as permanently impaired and has been written down to its estimated fair market value of $763,162.

(b) On January 6, 2000, the Company exercised its option to purchase 2,000,000 (25%) of Cobratech Industries Inc common shares for $20,000. Following an acquisition of Cobratech by CTI Diversified Holdings Inc ("CTI") the Company now holds 1,051,368 common shares of CTI which is less than 20% of all the outstanding common shares. The Company granted CTI the exclusive right to market and sell the Company's products in Asia for a four year period commencing on October 19, 1999. The Company will receive a 25% royalty on all products sold by CTI. No royalties have been received to date. The investment has been recorded at cost which approximates fair value.

(c) On December 29, 2000, the Company acquired 130,762 common shares of Iconix Canada Inc. ("Iconix") together with an option to purchase 51,000 additional shares, in exchange for 2,000,000 common shares of the Company valued at $1,062,600. Iconix is an entity whose major shareholder is also a major shareholder of the Company. As at June 30, 2001 a director of the Company is the sole director of Iconix. At June 30, 2001 the investment was assessed as impaired and has been written off in its entirety. Iconix has ceased operations and the Company has assessed that the investment no longer has any value.

(d) The convertible debenture in the amount of $2,311,000 was issued by CU Connection Ltd., a private Ontario Corporation ("CU Connect") as payment for services and fees provided by the Company. For additional consideration of $379,891, the Company may elect to convert the debenture into 51% of the outstanding common shares of CU Connect. The 10% debenture bears interest commencing immediately after the last day of the conversion period of a project the Company is delivering to CU Connect and is due on September 10, 2010. To date $2,209,404 has been drawn on the debenture. This debenture is classified as being held to maturity and is recorded at cost.

(e) The convertible debenture in the amount of $64,048 was issued by Javien Inc., a private Corporation as payment for rent as part of a sublease agreement with the Company. The debenture bears interest at the simple rate of 8% per annum and has a maturity date of December 31, 2002. The Company may elect to convert the debenture into common shares of Javien Inc. at a per share value of the lower of $0.75 or the lowest effective price per share of any private placement or public financing completed by Javien during the period that the debenture is outstanding. Subsequent to the quarter end this debenture was sold, and the June 30, 2001 statements reflect the realisable value based on the subsequent sale. See note 15

                                    JAWZ INC.

                            NOTES TO THE CONSOLIDATED
                              FINANCIAL STATEMENTS
                   (all amounts are expressed in U.S. dollars)


6.   INTANGIBLE ASSETS

Intangible assets includes the cost of software licenses and goodwill and employee and consultants base acquired from acquisitions.

                                               JUNE 30, 2001 (UNAUDITED)
                                        ----------------------------------------
                                                      ACCUMULATED      NET BOOK
                                           COST       AMORTIZATION      VALUE
                                             $             $              $
                                        ----------    ------------    ----------
Employee and consultants base           13,337,831     13,181,066        156,765
                                        ==========     ==========      =========

                                                   DECEMBER 31, 2000
                                        ----------------------------------------
                                                      ACCUMULATED      NET BOOK
                                           COST       AMORTIZATION      VALUE
                                             $             $              $
                                        ----------    ------------    ----------
Employee and consultants base           13,736,598     10,411,798      3,324,800
Goodwill                                13,736,598     13,736,598             --
Software licenses                          100,182          7,310         92,872
                                        ----------     ----------      ---------
                                        27,573,378     24,155,706      3,417,672
                                        ==========     ==========      =========

At December 31, 2000, it was determined that the goodwill acquired had no future value to the company and it was written off in its entirety, in the amount of $10,218,683. It was also determined that there was an impairment in the value of the employee and consultants base acquired, and it was written down to its estimated fair value of $3,324,800, resulting in a writedown of $6,893,884. The writedowns were included in amortization in 2000.

At June 30, 2001 the carrying value of the employee and consultants base relating to the acquisitions of Pace, Betach and GNS was written off as there was no value remaining, due to the sale of the former Betach operations and the resignation or termination of other employees.

At June 30, 2001 the carrying value of the employee and consultants base relating to the acquisition of 4-Comm was written off in full as the operations related to this acquisition have ceased.

The Software licenses were disposed of during the quarter ended June 30, 2001 as part of the sale of the Secure Network Storage operations.

The writedowns in 2001 for Betach and 4-Comm totalling $1,638,209 were included in loss on sale of assets. All other writedowns were included in amortization.


7.   LOANS

The secured loans of $3,395,000 bears interest at 8% per annum and was payable on July 27, 2001. The Company is currently negotiating terms to convert the debt to equity however terms have not yet been agreed. A first charge over all of the assets of the Company has been pledged as collateral for the loan.

During the six months ended June 30, 2001, Jawz received loans from related parties totalling $700,000, of which $350,000 was repaid through the issuance of common shares (see note 8).

                                    JAWZ INC.

                            NOTES TO THE CONSOLIDATED
                              FINANCIAL STATEMENTS
                   (all amounts are expressed in U.S. dollars)


The balance outstanding at June 30, 2001 in the amount of $350,000 is non-interest bearing and has no set terms of repayment. The loan is owed to a company controlled by a former officer of Jawz who is currently a consultant to Jawz.

                                    JAWZ INC.

                            NOTES TO THE CONSOLIDATED
                              FINANCIAL STATEMENTS
                   (all amounts are expressed in U.S. dollars)


8.   SHARE CAPITAL

AUTHORIZED

95,000,000 common shares at $0.001 par value, including exchangeable shares
 5,000,000 preferred shares at $0.001 par value

COMMON STOCK ISSUED

                                SIX MONTHS ENDED JUNE 30, 2001
                                         (UNAUDITED)                          YEAR ENDED DECEMBER 31, 2000
                            ---------------------------------------      --------------------------------------
                              NUMBER           PAR       ADDITIONAL        NUMBER          PAR       ADDITIONAL
                                OF            VALUE       PAID IN            OF           VALUE       PAID IN
                              SHARES            $        CAPITAL $         SHARES           $        CAPITAL $
                            ----------        ------     ----------      ---------        ------     ----------
Balance, January 1           4,185,299        41,853     63,535,271      2,504,019        25,040     21,823,490
Issued for cash (see a
  below)                     1,899,733         3,698      1,545,302        545,491         5,455     14,500,797
Issued for services
  (see b below)              2,032,565         2,962      3,660,760         29,401           294      1,118,166
Obligation to issue
  common stock for                  --            --      1,355,434             --            --        281,116
  services (see c below)
Stock options exercised
  for cash                     288,000           306        174,054         66,197           663        332,971
Stock options exercised
  for no consideration              --            --             --         59,048           590           (590)
Warrants exercised for
  cash                              --            --             --        268,544         2,685      1,506,335
Cashless exercise of
  warrants                     966,708         9,667         (9,667)            --            --             --
Issued on acquisition
  of subsidiaries (see         346,182           604        592,787        712,600         7,126     24,090,563
  d below)
Obligation to issue
  common stock on                   --            --       (151,952)            --            --        151,952
  acquisition of
  subsidiaries
Issuance of common
  stock for acquisition        200,000         2,000      1,060,600             --            --             --
  of investment
Shares to be issued for
  acquisition of                    --            --     (1,062,600)            --            --      1,062,600
  investment
Shares issued to
  replace promissory         1,610,000         5,750      3,592,750             --            --             --
  note & debt (see e
  below)
Share issue costs
                                    --            --       (189,000)            --            --     (1,332,129)
                            ----------         ------    -----------     ---------        ------     ----------
BALANCE AT END OF PERIOD    11,528,487         66,840     74,103,739     4,185,299        41,853     63,535,271
                            ----------         ------    -----------     ---------        ------     ----------
Issued Shares               11,528,487        66,840     72,356,768
Obligation to issue                                       1,746,971
shares as at June 30,
2001 (see c below)
                            ----------         ------    -----------
Total shares as per                                      74,103,739
financial statements


The number of shares for all periods presented in the financial statements has been adjusted in all periods to reflect the 1 for 10 common share consolidation that took place on March 30, 2001. This consolidation reduced the outstanding shares to 10% of their previous number.

a) Common shares issued for cash: On January 16, 2001 the company received $749,000 for a private placement of 199,733 shares at $3.75. On May 14, 2001 the Company received $200,000 for a private placement of 500,000 common shares at $0.40 per share. On May 17, 2001 the Company received $400,000 from three private placements totalling 1,000,000 shares at $0.40 per share. On June 1, 2001 the Company received $200,000 from a private placement of 200,000 shares at $1.00 per share.

b) During the six month period ended June 30, 2001 2,032,565 common shares valued at $3,663,722 were issued in payment of services related to the Company. The shares were valued at the closing market price on the date of issue. Share issuances were as follows:

                                    JAWZ INC.

                            NOTES TO THE CONSOLIDATED
                              FINANCIAL STATEMENTS
                   (all amounts are expressed in U.S. dollars)


     $1,050,000 (500,000 common shares, issued May 1, 2001) issued to an officer and a former officer of the Company under a consulting agreement dated January 1, 2001, for executive services.

     $470,400 (420,000 common shares issued May 1, 2001) issued to a consultant under a consulting agreement dated April 25, 2001.

     $1,050,000 (500,000 common shares issued May 17, 2001) issued to a former director of the Company in relation to the closing of the sale of the e-Business Solutions group, under a consulting agreement dated April 1, 2001.

     $395,267 (286,486 common shares issued June 27, 2001) issued to an executive of the Company for a bonus under an employment contract.

     $310,621 (222,768 common shares issued May 17, 2001) issued to various employees, consultants and landlords for services provided.

     $387,434 (103,316 common shares issued January 17, 2001) issued to a supplier in settlement of an account payable from 2000.

c) As at June 30, 2001 there was an obligation to issue common shares in payment of various services in the amount of $1,746,971. (December 31, 2001 $1,606,089.). The obligations are as follows:

     Directors fees (for the years 1999 to the present), of $340,000 payable through the issue of shares.

     $1,110,000 (500,000 common shares) payable to a former officer of the Company in relation to the closing of the sale of the Secure Network Storage Division, under a consulting agreement dated April 1, 2001.

     $222,500 (150,000 common shares) payable to a former officer of the Company for monthly consulting fees for the period April 1, 2001 to June 30, 2001, under a consulting agreement dated April 1, 2001.

     $68,666 payable to employees in fulfillment of employment contracts.

     $5,805 (4500 common shares) payable to a significant shareholder for services rendered under a consulting agreement.

     All of these obligations have been recorded as Additional Paid in Capital. The shares will be issued in 2001.

d) The issuance of common shares on acquisition of subsidiaries consists of 28,600 shares issued ($151,952) relating to an amendment of the purchase price for the Nucleus Consulting Inc. acquisition, and 317,582 shares issued ($441,439) in final settlement of contingent consideration on acquisitions of Betach, 4-Comm, Dr. Village and SDTC.

e) The issuance of 1,610,000 common shares in repayment of $3,150,000 of debt, consisting of the principal amount of $2,800,000 of promissory notes and $350,000 of related party loans.

9.  RELATED PARTY TRANSACTIONS

                                    JAWZ INC.

                            NOTES TO THE CONSOLIDATED
                              FINANCIAL STATEMENTS
                   (all amounts are expressed in U.S. dollars)


Related party transactions have been recognized at their exchange amounts. Amounts due to/from related parties consist of the following amounts:

                                                        JUNE 30,     DECEMBER 31,
                                                          2001          2000
                                                       (UNAUDITED)   (UNAUDITED)
                                                            $             $
                                                       -----------   -----------
DUE FROM RELATED PARTIES
Oxford Capital Corp.                                      15,710        57,866
Iconix Canada Inc.                                            --       147,707
Bankton Financial Corp.                                       --         9,048
e-Financial Depot Inc.                                        --       284,948
                                                         -------       -------
                                                          15,710       499,569
                                                         =======       =======

DUE TO RELATED PARTIES
Net Communications LLC                                    39,769        45,000
e-Supplies.com                                            13,249       131,405
Corporation controlled by a former Director                4,316            --
Corporation controlled by a Director of the Company        6,261            --
Former director of the Company                             4,174            --
                                                         -------       -------
                                                          67,679       176,405
                                                         =======       =======

Oxford Capital Corp. is an entity whose shareholders are also shareholders of the Company. The balance of $15,710 receivable at June 30, 2001 is for administrative costs incurred by the Company on behalf of Oxford, which are reimbursed to the Company on a periodic basis.

Revenue for the six months ended June 30, 2001 includes $84,833 in respect of Iconix Canada Inc., an entity whose major shareholder is also a major shareholder of the Company. As at June 30, 2001 a director of the Company is also the sole director of Iconix. A full allowance for doubtful accounts has been made for the amount of $204,743 due from Iconix as at June 30, 2001.

A full allowance for doubtful accounts has been made for the amount of $281,994 as at June 30, 2001, due from e-Financial Depot Inc. an entity in which certain directors were also directors and officers of the Company.

Net Communications LLC, an entity in which a director is also a director of the Company, provided $39,769 of consulting services to the Company during the year ended December 31, 2000.

General and administration expenses for the six months ended June 30, 2001, includes $1,333 (six months ended June 30, 2000 - $27,163) paid to eSupplies.com, an entity of which certain directors are also directors and officers of the Company.

General and administrative expenses for the six months ended June 30, 2001 include $2,827,869 (year ended December 31, 2000 - Nil; six months ended June 30, 2000 - Nil) of consulting services provided by a former director of the Company and shareholder of the company. This is inclusive of $2,802,500 paid or payable in shares (see note 8).

General and administrative expenses for the six months ended June 30, 2001 include $76,262 (year ended December 31, 2000 - $52,276; six months ended June 30, 2000 - $47,012) of

                                    JAWZ INC.

                            NOTES TO THE CONSOLIDATED
                              FINANCIAL STATEMENTS
                   (all amounts are expressed in U.S. dollars)


consulting services provided by a Corporation controlled by a director of the Company for services under a consulting agreement dated January 1, 2001.

The Company entered into agreements to lease premises for various terms from a stockholder who is also a former officer and a director of the Company. The net rent expense, included in general and administrative expenses for the six months ended June 30, 2001 was $ 175,479 (year ended December 31, 2000 - $299,805; six months ended June 30, 2000 - $70,588).

During the quarter ended June 30, 2001 the Company entered into four transactions to sell and assign certain accounts receivable with a total carrying value of $1,182,267 for total cash consideration of $1,072,596. All of these transactions were entered into with corporations controlled by a former officer of the Company who is also a shareholder of the Company.

                                    JAWZ INC.

                            NOTES TO THE CONSOLIDATED
                              FINANCIAL STATEMENTS
                   (all amounts are expressed in U.S. dollars)


10.  LOSS PER SHARE

Net loss per common share is net loss for the period divided by the weighted average number of common shares outstanding. The effect on loss per common share of the exercise of options and warrants, and the conversion of the convertible debentures is anti-dilutive.

The following table sets forth the computation of loss per common share:

                                            3 MONTHS        3 MONTHS       6 MONTHS       6 MONTHS
                                              ENDED           ENDED          ENDED          ENDED
                                            JUNE 30,        JUNE 30,       JUNE 30,       JUNE 30,
                                              2001            2000           2001           2000
                                           (UNAUDITED)     (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
                                                $               $              $              $
                                           -----------     -----------    -----------    -----------
LOSS BEFORE EXTRAORDINARY ITEM              (9,590,948)     (6,994,777)   (19,278,191)   (11,014,828)

EXTRAORDINARY ITEM                            (448,500)             --       (448,500)            --
                                           -----------     -----------    -----------    -----------
NET LOSS FOR THE PERIOD                    (10,039,448)     (6,994,777)   (19,726,691)   (11,014,828)
                                           -----------     -----------    -----------    -----------



BASIC AND DILUTED LOSS PER COMMON SHARE:
Weighted average number of common shares
  outstanding                                9,399,560       3,204,981      7,457,543      3,107,794
                                           -----------     -----------    -----------    -----------
LOSS PER COMMON SHARE BEFORE
   EXTRAORDINARY ITEM                            (1.02)          (2.18)         (2.59)         (3.54)
                                           -----------     -----------    -----------    -----------
EXTRAORDINARY ITEM                               (0.05)             --          (0.06)            --
                                           -----------     -----------    -----------    -----------
NET LOSS PER COMMON SHARE - BASIC AND
   DILUTED                                       (1.07)          (2.18)         (2.65)         (3.54)
                                           ===========      ==========    ===========    ===========

                                    JAWZ INC.

                            NOTES TO THE CONSOLIDATED
                              FINANCIAL STATEMENTS
                   (all amounts are expressed in U.S. dollars)



11.  SEGMENTED INFORMATION

The Company's activities include professional security consulting services, integration and installation of secure information systems, and remote data storage and recovery services. The activities are conducted in one operating segment and are carried out in two geographic segments as follows:

                                      6 MONTHS ENDED JUNE 30, 2001 (UNAUDITED)
                                      -----------------------------------------
                                        CANADA          U.S.           TOTAL
                                           $              $              $
                                      -----------    -----------    -----------
LOSS INFORMATION
Revenue                                 2,845,024        450,736      3,295,760
Cost of sales                           2,673,270        274,022      2,947,292
Expenses                               11,477,348      3,012,698     14,490,046
Extraordinary item                             --        448,500        448,500
                                      -----------    -----------    -----------
                                      (11,305,594)    (3,284,484)   (14,590,078)
Corporate overheads & investments                                    (5,136,613)
                                                                    -----------
Net loss                                                            (19,726,691)
                                                                    -----------

SELECTED BALANCE SHEET INFORMATION
Equipment and leasehold improvements    2,127,655        351,465      2,479,121
Intangible Assets                              --        156,765        156,765
                                      ===========     ==========    ===========

                                      6 MONTHS ENDED JUNE 30, 2000 (UNAUDITED)
                                      -----------------------------------------
                                        CANADA          U.S.           TOTAL
                                           $              $              $
                                      -----------    -----------    -----------
LOSS INFORMATION
Revenue                                 2,231,090        713,253      2,944,343
Cost of sales                             559,522        320,589        880,111
Expenses                                9,968,827      1,337,849     11,306,676
                                      -----------    -----------    -----------
                                       (8,297,259)      (945,185)    (9,242,444)
Corporate overheads                                                  (1,772,384)
                                                                    -----------
Net loss                                                            (11,014,828)
                                                                    ===========

                                    JAWZ INC.

                            NOTES TO THE CONSOLIDATED
                              FINANCIAL STATEMENTS
                   (all amounts are expressed in U.S. dollars)

                                      3 MONTHS ENDED JUNE 30, 2001 (UNAUDITED)
                                      -----------------------------------------
                                        CANADA          U.S.           TOTAL
                                           $              $              $
                                      -----------    -----------    -----------
LOSS INFORMATION
Revenue                                   877,289        219,470      1,096,759
Cost of sales                             769,435        121,758        891,193
Expenses                                5,730,227      1,249,742      6,979,969
Extraordinary item                             --        448,500        448,500
                                      -----------    -----------    -----------
                                       (5,622,373)    (1,600,530)    (7,222,903)
Corporate overheads & investments                                    (2,816,545)
                                                                    -----------
Net loss                                                            (10,039,448)
                                                                    ===========

                                      3 MONTHS ENDED JUNE 30, 2000 (UNAUDITED)
                                      -----------------------------------------
                                        CANADA          U.S.           TOTAL
                                           $              $              $
                                      -----------    -----------    -----------
LOSS INFORMATION
Revenue                                 1,757,839        534,522      2,292,361
Cost of sales                             381,381        320,589        701,970
Expenses                                7,534,543        902,988      7,658,032
                                      -----------    -----------    -----------
                                       (6,158,085)      (689,055)    (6,067,641)
Corporate overheads                                                    (927,136)
                                                                    -----------
Net loss                                                             (6,994,777)
                                                                    ===========

12.  COMPARATIVE FIGURES

Certain comparative figures have been reclassified to conform with the current period's presentation.


13.  CONTINGENCIES

On August 10, 2000, Bristol Asset Management, LLC ("Bristol") filed a complaint against the Company and its Chairman alleging, among other things, breach of contract, fraud in the inducement, breach of fiduciary duty and unfair competition and requesting, among other things, specific performance, statutory penalties and injunctive relief and damages in excess of $10 million. The complaint relates to a warrant issued by the Company to Bristol to purchase 1,000,000 shares of the Company's common stock, and Bristol's rights relating to the exercise of the Warrant and the registration of shares underlying the Warrant. The Company filed an answer to the complaint on October 3, 2000 denying the allegations raised. The matter is currently proceeding in the normal course with exchanges of documents and depositions. No adjustment has been reflected in these consolidated financial statements for this potential liability, as the outcome of this litigation and possible resulting damages is not determinable at this time.

                                    JAWZ INC.

                            NOTES TO THE CONSOLIDATED
                              FINANCIAL STATEMENTS
                   (all amounts are expressed in U.S. dollars)


14.  EXTRAORDINARY ITEM

The extraordinary item represents the excess of the fair value of common shares issued during the period to retire debt over the carrying value of debt.


15.  SUBSEQUENT EVENTS

On July 16 the Company was advanced $200,000 by a related party, in exchange for the assignment of receivables with a book value of $315,285 and assignment of a convertible debenture receivable with a face value of $64,048. Based on this subsequent assignment, the values of these assets were written down to their realisable value at June 30, 2001 and this value is reflected in these statements.

On July 15, 2001 the Company received $100,000 for a private placement of 200,000 shares at $0.50 per share.

On July 26, 2001 the Company issued 210,000 shares to Rubin Investment Group Inc. in relation to an agreement under which Rubin Investment Group Inc will serve as the provider of investor relations services to the Company for one year.

On July 26, 2001 the Company issued 666,165 shares to a former director and officer of the Company under a consulting agreement dated April 1, 2001.

On August 1, 2001 the Company received $150,000 from Thomson Kernaghan & Co. Limited for which the Company issued a promissory note which bears interest at an annual rate of 8% and us due on demand.

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

                                    OVERVIEW

GENERAL

     JAWZ Inc. and its subsidiaries (collectively "JAWZ" or the "Company") provide information security and secure e-business solutions (collectively "e-security solutions"). The Company assists in removing the burden of information risk management for its customers by providing products and services that cover the entire e-security market (from assessment to implementation to monitoring). JAWZ develops, sells, installs and supports its own and third party information security products. JAWZ products are based on proprietary encryption technology.

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

EMPLOYEES

     As of June 30, 2001, JAWZ employed approximately 116 full time staff. During 2000, the number of employees grew from 58 at the beginning of the year to 275 by year end. However, in an effort to reduce costs, the Company implemented a work force reduction in January 2001, eliminated 31 full time positions from across the Company. A second work force reduction was implemented in February 2001, eliminating an additional 64 full time positions from all areas of the Company, including the closure of the California, British Columbia and Edmonton, Alberta offices. In July of 2001, JAWZ implemented another workforce reduction and eliminated an additional 29 employees and hired 10. None of JAWZ employees are represented by any type of labor organization and JAWZ is not aware of any activity by employees seeking organization. JAWZ considers its relationships with it employees to be satisfactory. JAWZ has, in its early stages, developed strong human resources practices with the belief that the growth of JAWZ is heavily reliant on its human resources.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2001 compared with the Three Months ended June 30, 2000

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

     Total revenues for the three month period ended June 30, 2001 decreased 51% to $1,096,759 from $2,221,410 for the same period in 2000. The decrease in 2001 revenues is primarily attributable to the overall reduction in the purchase of technology products and services and subsequently information security spending by all corporations across all industries in response to an overall weakening economic climate and the technology stock market collapse. As a determined and focused step to reach profitabilty, JAWZ has worked to eliminate low margin and unprofitable business which has hurt top line revenue. This revenue base was spread evenly among many customers with no single customer accounting for more than 10% of JAWZ revenue for the quarter.

     Consulting revenue for the three month period ended June 30, 2001 decreased 65% to $740,552 from $2,125,613 for the same period in 2000. Product revenue for the three month period ended June 30, 2001 increased 269% to $353,208 from $95,797 for the same period in 2000. Other income (excluding interest income) for the three month period ended June 30, 2001 increased to $2,999 from $0 for the same period in 2000.

     COST OF SALES. Cost of sales were 81% of total revenues in for the three month period ended June 30, 2001 versus 32% for the same period in 2000. The increase in cost of sales is the result of charges to cost of sales for unrecoverable work in process and due to the absence of high margin fixed fee business as more customers choose a time and materials billing. The Company continues to implement new recording mechanisms to better track cost of sales and gross profits.

     Advertising and Promotion. Advertising and promotion expenses were historically primarily related to a branding initiative, company name change, marketing and print media and collateral sales materials. Advertising and promotion expenses for the three month period ended June 30, 2001 decreased 98% to $9,509 from $616,546 for the same period in 2000. The Company has recently significantly reduced advertising and promotion expenses as part of a general effort to reduce costs and as part of a new sales strategy which focuses on leverages existing customers and relationships.

     Bad Debts. The Company recorded a bad debt provision of $117,277 for the three month period ended June 30, 2001 versus a $0 provision for the same period in 2000.

     Selling, General and Administration. Selling, general and administration expenses consist primarily of compensation of sales, marketing and administrative personnel, preparation of sales and marketing documents, corporate overhead, directors fees, consulting services, management fees and facilities expenses. Selling, general and administrative expenses increased 1% to $6,045,723 for the three month period ended June 30, 2001 from $5,971,605 for the same period ended in 2000.

     Loss on Sale of Assets. During the quarter ended June 30, 2001, JAWZ disposed of various assets related to its secure network storage operations and the former e-business solutions group. The excess of the carrying value of these assets over the proceeds received has been included in loss on sale of assets. At June 30, 2001 the carrying value of the employee and consultants base relating to the acquisitions of Pace, Betach and GNS was written off as there was no value remaining, due to the sale of the former Betach operations and the resignation or termination of other employees. At June 30, 2001 the carrying value of the employee and consultants base relating to the acquisition of 4-Comm was written off in full as the operations related to this acquisition have ceased.

     The writedowns in 2001 for Betach and 4-Comm totalling $1,638,209 were included in loss on sale of assets. All other writedowns were included in amortization. Additionally, the Software licenses acquired from Offsite Data were disposed of during the quarter ended June 30, 2001 as part of the sale of the Secure Network Storage operations.

     Depreciation. Depreciation expense increased by 8% to $159,429 for the three month period ended June 30, 2001 from $147,003 for the same period ended in 2000. This increase was primarily due to the continued depreciation of fixed assets purchased in 2000 consistent with the expansion of operations (more offices and equipment).

     Amortization. Amortization expense decreased by 11% to $1,567,587 for the three month period ended June 30, 2001 from $1,567,587 for the same period ended in 2000. The decreased amortization expense relates to the reduced carrying value and subseqeunt amortization as a result of the one time write off of goodwill associated with the acquisitions undertaken by the Company in 2000 and employee and consultants base associated with these acquisitions, that was done in 2000 due to an assessment of permanent impairment.

     Interest Income. Interest income accounted for $6,300 for the three month period ended June 30, 2001 versus $70,951 for the same period in 2000. For the period ended June 30, 2000 the company had cash balances from financing activities that it invested to zero risk interest securities. For the same period in 2001, the company was not in the same cash situation to allow it generate interest income.

     Interest Expense. Interest expense, which includes financing fees and amortization of deferred financing fees/debt discount, increased for the three month period ended June 30, 2001 to $207,100 versus $1,424 for the same period in 2000. The increase was due to the fees associated late payments and with the funds raised in the three months ended June 30, under what was originally a promissary note agreement that was subsequently converted into a secured loan agreement for additional consideration.

     Foreign Exchange. The Company incurred a foreign exchange gain for the three month period ended June 30, 2001 of $1,123,039 as compared to foreign exchange loss of $105,947 for the same period in 2000. Transactions denominated in foreign currencies are translated at the exchange rate on the transaction date. Foreign currency denominated monetary assets and liabilities are converted at exchange rates in effect at the balance sheet date.

     Loss on Impairment of Investment. The Company recorded a $578,997 for the three month period ended June 30, 2001 relating to an investment in eFinancial Depot.com and Iconix. On December 12, 2000, the Company received 2,384,000 shares of common stock of eFinancial in settlement of work performed by the Company in the amount of $2,112,946. eFinancial is a publicly traded company. An advisor to eFinancial is also a director and officer of JAWZ. At December 31, 2000, on March 31, 2001, and again on June 30, 2001, the investment was assessed as permanently impaired given the eFinancial stock price and a write down was taken to value the investment at estimated fair market value. In 2000, JAWZ exercised an option to purchase a 20% interest in Iconix for 2,000,000 shares of JAWZ common stock. The sole director of Iconix is also an officer and director of JAWZ. Iconix has subsequently closed down operations and laid off all employees. An advisor to eFinancial is also a director and officer of JAWZ. At June 30, 2001 the investment was assessed as permanently impaired given the events described above and a write down was taken to value the investment at estimated fair market value of zero.

Six Months Ended June 30, 2001 compared with the Six Months ended June 30, 2000

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

     Total revenues for the six month period ended June 30, 2001 increased 19% to $3,295,761 from $2,768,095 for the same period in 2000. This increase is primarily due to the performance of the company during Q1 2001 versus Q1 2000, which reflected the impact of the acquisitions prior to JAWZ reorganizing itself. This revenue base was spread evenly among many customers with no single customer accounting for more than 10% of JAWZ revenue for the quarter.

     Consulting revenue for the six month period ended June 30, 2001 decreased 21% to $2,121,609 from $2,670,815 for the same period in 2000. Product revenue for the six month period ended June 30, 2001 increased 1,057% to $1,131,836 from $97,280 for the same period in 2000. Other income (excluding interest income) for the six month period ended June 30, 2001 increased to $42,315 from $0 for the same period in 2000.

     The Company's geographical sales are divided between Canada and the United States. For the six month period ended June 30, 2001, 86% of revenues or $2,845,024 were generated in Canada and 14% or $450,736 in the United States. For the same period in 2000, 76% of revenues or $2,231,090 were generated in Canada and 24% or $713,253 in the United States. All of the Company's revenues to date have been generated in either Canada or the United States.

     COST OF SALES. Cost of sales were 89% of total revenues for the six month period ended June 30, 2001 versus 32% for the same period in 2000. The increase in cost of sales is the result of charges to cost of sales for unrecoverable work in process and due to the absence of high margin fixed fee business as more customers choose a time and materials billing. The increase in the cost of sales line also reflects increased revenues and the direct and identifiable costs associated with generating these revenues. The Company continues to implement new recording mechanisms to better track cost of sales and gross profits.

     Advertising and Promotion. Advertising and promotion expenses historically primarily related to a branding initiative, company name change, marketing and print media and collateral sales materials. Advertising and promotion expenses for the six month period ended June 30, 2001 decreased 81% to $204,485 from $1,091,712 for the same period in 2000. The Company has recently significantly reduced advertising and promotion expenses as part of a general effort to reduce costs.

     Bad Debts. The Company recorded a bad debt provision of $261,036 for the six month period ended June 30, 2001 versus a $0 provision for the same period in 2000.

     Selling, General and Administration. Selling, general and administration expenses consist primarily of compensation of sales, marketing and administrative personnel, preparation of sales and marketing documents, corporate overhead, directors fees, consulting services, management fees and facilities expenses. Selling, general and administrative expenses increased 37% to $12,494,676 for the six month period ended June 30, 2001 from $9,089,266 for the same period ended in 2000. The significant increase in 2000 was primarily due to the growth of operations (as compared to the same period in 2000) and $1,050,000 non cash expense as the required accounting treatment with respect to share issuance for exectuive non cash compensation in the second quarter of 2001. The Company has recently taken steps to significantly reduce selling, general and administration expenses through general cost reductions and two reductions in workforce (total reduction in headcount of 95 people or approximately one third of its workforce).

     Loss on Sale of Assets. At December 31, 2000, it was determined that the goodwill acquired had no future value to the company and it was written off in its entirety, in the amount of $10,218,683. It was also determined that there was an impairment in the value of the employee and consultants base acquired and it was written down to its estimated fair value of $3,324,800, resulting in a writedown of $6,893,884. The writedowns were included in amortization in 2000.

     During the six months ended June 30, 2001, JAWZ disposed of various assets related to its secure network storage operations and the former e-business solutions group. The excess of the carrying value of these assets over the proceeds received has been included in loss on sale of assets. At June 30, 2001 the carrying value of the employee and consultants base relating to the acquisitions of Pace, Betach and GNS was written off as there was no value remaining, due to the sale of the former Betach operations and the resignation or termination of other employees. At June 30, 2001 the carrying value of the employee and consultants base relating to the acquisition of 4-Comm was written off in full as the operations related to this acquisition have ceased.

     The writedowns in 2001 for Betach and 4-Comm totalling $1,638,209 were included in loss on sale of assets. Additionally, the Software licenses acquired from Offsite Data Systems were disposed of during the quarter ended June 30, 2001 as part of the sale of the Secure Network Storage operations. All other writedowns have been included in amortization in the financial statements.

     Depreciation. Depreciation expense increased by 110% to $439,367 for the six month period ended June 30, 2001 from $208,828 for the same period ended in 2000. This increase was primarily due to the increase in fixed assets consistent with the expansion of operations (more offices and equipment). This increase was primarily due to the continued depreciation of fixed assets purchased in 2000 consistent with the expansion of operations (more offices and equipment).

     Amortization. Amortization expense decreased by 30% to $1,919,358 for the six month period ended June 30, 2001 from $2,744,083 for the same period ended in 2000. The decreased amortization expense relates to the reduced carrying value and subsequent amortization as a result of the one time write off of goodwill associated with the acquisitions undertaken by the Company in 2000 and employee and consultants base associated with these acquisitions, that was done in 2000 due to an assessment of permanent impairment.

     Interest Income. Interest income accounted for $6,300 for the six month period ended June 30, 2001 versus $176,248 for the same period in 2000. For the six month period ended June 30, 2000 the company had large cash balances from financing activities that it invested to zero risk interest securities. For the same period in 2001, the company was not in the same cash situation to allow it generate interest income.

     Interest Expense. Interest expense, which includes financing fees and amortization of deferred financing fees/debt discount, increased for the six month period ended June 30, 2001 to $331,834 versus $14,789 for the same period in 2000. The increase was due almost entirely to late payment penalties and the fees associated with the funds raised in the six months ended June 30, 2001, under what was originally a promissary note agreement that was subsequently converted into a secured loan agreement for additional consideration.

     Foreign Exchange. The Company incurred a foreign exchange loss for the six month period ended June 30, 2001 of $174,778 as compared to foreign exchange gain of $69,618 for the same period in 2000. Transactions denominated in foreign currencies are translated at the exchange rate on the transaction date. Foreign currency denominated monetary assets and liabilities are converted at exchange rates in effect at the balance sheet date.

     Loss on Impairment of Investment. The Company recorded a $1,596,286 for the period ended June 30, 2001 relating to an investment in eFinancial Depot.com and Iconix. On December 12, 2000, the Company received 2,384,000 shares of common stock of eFinancial in settlement of work performed by the Company in the amount of $2,112,946. eFinancial is a publicly traded company. An advisor to eFinancial is also a director and officer of JAWZ. At December 31, 2000, on March 31, 2001, and again on June 30, 2001, the investment was assessed as permanently impaired given the eFinancial stock price and a write down was taken to value the investment at estimated fair market value. In 2000, JAWZ exercised an option to purchase a 20% interest in Iconix for 2,000,000 shares of JAWZ common stock. The sole director of Iconix is also an officer and director of JAWZ. Iconix has subsequently closed down operations and laid off all employees. An advisor to eFinancial is also a director and officer of JAWZ. At March 31, 2001 the investment was assessed as permanently impaired given the events described above and a write down was taken to value the investment at estimated fair market value of zero.

LIQUIDITY AND CAPITAL RESOURCES

     The Company is currently not able to pay its obligations as they come due. The company continues to work with creditors and potential investors to mitigate this situation.

     For the period ended June 30, 2001, net cash used in operations was $5,656,990 as compared with $7,933,746 for the same period in 2000.

     For the period ended June 30, 2001, cash used in investing activities was $403,730, relating to the purchase of equipment and leasehold improvements. For the same period in 2000, cash used in investing activities was $2,441,159 primarily related to the purchase of equipment and leasehold improvements, which was partially offset by cash acquired on purchase of subsidiaries.

     For the period ended June 30, 2001, cash provided by financing activities was $5,746,924, of which $1,674,407 (net of issue costs) was generated from the issuance of common stock from private placements and the balance from issuance of $3,099,985 from a secured loan agreement, $700,000 in loans from related parties and $272,532 from the sale of assets. For the same period in 2000, $3,684,229 cash was provided by financing activities, completely from the issuance of common stock.

     At June 30, 2001, cash and cash equivalents were $22,105, a decrease from $5,653,340 at June 30, 2000. This decrease is as a result of the cash losses that have been incurred. Accounts payable and accrued liabilities have increased 2% to $5,310,237 as at June 30, 2000 as compared to $5,033,400 as at December 31, 2000.

     The Company has experienced net losses over the past three years and as of March 31, 2001 had an accumulated deficit of $76,013,912 and working capital deficiency of $7,766,225. These losses are attributable to both cash losses and losses resulting from costs incurred in the development of services and infrastructure together with non-cash interest and amortization charges. The Company expects operating losses to continue for the short term but has recently taken initiatives to reduce expenses and operate on a cash positive basis. There can be no assurances that the Company will be successful in stemming its losses. The Company is currently not able to pay its obligations as they come due. Management intends to seek additional financing through private or public offerings of stock or other instruments such as debt as required. Management is concurrently aggressively pursuing a plan to generate positive cash flow from operations that includes, but is not limited to, eliminating unprofitable business lines, reducing overhead costs, closing unprofitable office locations, flattening its organizational structure and downsizing its work force to better match short term revenue opportunities and industry standards. However, there can be no assurances that the Company will be able to generate positive cash flow, control costs effectively, generate sufficient revenues, raise additional capital to cover cash requirements or establish strategic relationships given present market conditions and business environment. The Company's auditors, Ernst & Young, have noted in their Auditor's report that the Company's recurring losses from operations, working capital deficiency and accumulated deficit raise substantial doubt about its ability to continue as a going concern. However, the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

     At June 30, 2001, the company had $3,026,614 in investments. The Company is exposed to changes in stock prices as a result of its holdings in publicly traded securities. Changes in stock prices can be expected to vary as a result of general market conditions, technological changes, specific industry changes and other factors.

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

ITEM 2.  CHANGES IN SECURITIES.

         See Note 8 in the Financial Statements attached hereto.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          On May 29, 2001, JAWZ stock holders were given notice of the JAWZ 2001 Annual Meeting of Stockholders and asked to consider and vote upon three proposals to approve:

1.       the minutes of the 2000 Annual Meeting of Stockholders;

2.       the election of five directors;

3.       the selection of the independent auditors.

         On June 29, 2001, all matters were approved by the stockholders.

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

10.21(43) $945,000 JAWZ Inc. promissory note, dated February 27, 2001, granted to Thomson & Kernaghan & Co. Limited.

10.22(44) $850,000 JAWZ Inc. promissory note, dated March 15, 2001, granted to
          Thomson & Kernaghan & Co. Limited.

10.23(45) Loan Agreement between JAWZ Inc., and Thomson & Kernaghan & Co.
          Limited, dated March 29, 2001.

10.24(46) Security Agreement between JAWZ Inc., and Thomson & Kernaghan & Co.
          Limited, dated March 29, 2001.

10.25(47) Consulting Agreement between JAWZ Inc., and Philip W. Johnston dated
          April 25, 2001.

10.26(48) Consulting Agreement between JAWZ Inc., and Robert J. Kubbernus dated
          January 1, 2001.

10.27(49) Consulting Agreement between JAWZ Inc., and Riaz Mamdani dated April
          25, 2001.

10.28(50) Consulting Agreement between JAWZ Inc., and Thomas Welch dated April
          19, 2001.

10.29(51) Consulting Agreement between JAWZ Inc., and Strategic Equity Corp., dated April 1, 2001.

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

(28) Incorporated by reference to Exhibit 2.4 of the Company's Current Report on Form 8-K, filed with the SEC on September 11, 2000.

(29) Incorporated by reference to Exhibit 2.5 of the Company's Current Report on Form 8-K, filed with the SEC on September 11, 2000.

(30) Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K, filed with the SEC on September 18, 2000.

(31) Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K, filed with the SEC on September 18, 2000.

(32) Incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K, filed with the SEC on September 18, 2000

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

(43) Incorporated by reference to Exhibit 2.4 of the Company's Current Report on Form 8-K, filed with the SEC on April 12, 2001.

(44) Incorporated by reference to Exhibit 2.5 of the Company's Current Report on Form 8-K, filed with the SEC on April 12, 2001.

(45) Incorporated by reference to Exhibit 2.6 of the Company's Current Report on Form 8-K, filed with the SEC on April 12, 2001.

(46) Incorporated by reference to Exhibit 2.7 of the Company's Current Report on Form 8-K, filed with the SEC on April 12, 2001.

(47) Incorporated by reference to Exhibit 4.1 of the Company's Form S-8, filed with the SEC on April 26, 2001.

(48) Incorporated by reference to Exhibit 4.2 of the Company's Form S-8, filed with the SEC on April 26, 2001.

(49) Incorporated by reference to Exhibit 4.3 of the Company's Form S-8, filed with the SEC on April 26, 2001.

(50) Incorporated by reference to Exhibit 99.1 of the Company's Form S-8, filed with the SEC on June 21, 2001.

(51) Incorporated by reference to Exhibit 99.2 of the Company's Form S-8, filed with the SEC on June 21, 2001.

(b)  Reports on Form 8-K

     None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              JAWZ INC.

Date:  June 30, 2001
                              By:  /s/ "Robert J. Kubbernus"
                                   --------------------------------
                                   Name:  Robert J. Kubbernus
                                   Title: Chairman of the Board,
                                          President and Chief Executive Officer,
                                          and Acting Chief Financial Officer

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

4.10(16) Certificate of the Designation, Voting Power, Preference and Relative, Participating, optional and other Special Rights and Qualifications, Limitations or Restrictions of the Special Series & Preferred Voting Stock of JAWS Technologies, Inc., dated November 30, 1999

4.11(17) Incentive and Non-Qualified Stock Option Plan of JAWS Technologies, Inc., a Nevada corporation.

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

10.21(43) $945,000 JAWZ Inc. promissory note, dated February 27, 2001, granted to Thomson & Kernaghan & Co. Limited.

10.22(44) $850,000 JAWZ Inc. promissory note, dated March 15, 2001, granted to
          Thomson & Kernaghan & Co. Limited.

10.23(45) Loan Agreement between JAWZ Inc., and Thomson & Kernaghan & Co.
          Limited, dated March 29, 2001.

10.24(46) Security Agreement between JAWZ Inc., and Thomson & Kernaghan & Co.
          Limited, dated March 29, 2001.

10.25(47) Consulting Agreement between JAWZ Inc., and Philip W. Johnston dated
          April 25, 2001.

10.26(48) Consulting Agreement between JAWZ Inc., and Robert J. Kubbernus dated
          January 1, 2001.

10.27(49) Consulting Agreement between JAWZ Inc., and Riaz Mamdani dated April
          25, 2001.

10.28(50) Consulting Agreement between JAWZ Inc., and Thomas Welch dated April
          19, 2001.

10.29(51) Consulting Agreement between JAWZ Inc., and Strategic Equity Corp., dated April 1, 2001.

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

(43) Incorporated by reference to Exhibit 2.4 of the Company's Current Report on Form 8-K, filed with the SEC on April 12, 2001.

(44) Incorporated by reference to Exhibit 2.5 of the Company's Current Report on Form 8-K, filed with the SEC on April 12, 2001.

(45) Incorporated by reference to Exhibit 2.6 of the Company's Current Report on Form 8-K, filed with the SEC on April 12, 2001.

(46) Incorporated by reference to Exhibit 2.7 of the Company's Current Report on Form 8-K, filed with the SEC on April 12, 2001.

(47) Incorporated by reference to Exhibit 4.1 of the Company's Form S-8, filed with the SEC on April 26, 2001.

(48) Incorporated by reference to Exhibit 4.2 of the Company's Form S-8, filed with the SEC on April 26, 2001.

(49) Incorporated by reference to Exhibit 4.3 of the Company's Form S-8, filed with the SEC on April 26, 2001.

(50) Incorporated by reference to Exhibit 99.1 of the Company's Form S-8, filed with the SEC on June 21, 2001.

(51) Incorporated by reference to Exhibit 99.2 of the Company's Form S-8, filed with the SEC on June 21, 2001.